Form 10-Q
period 1996-06-30
MENLEY & JAMES INC
filed 1996-08-13
CIK 881462

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1996

                         Commission File Number: 000-19788



                               MENLEY & JAMES, INC.
              (Exact name of registrant as specified in its charter)


                     Delaware                    23-2621602
               (State of incorporation)         (I.R.S. Employer
                                                 Identification No.)


                              100 Tournament Drive
                           Horsham, Pennsylvania  19044
                     (Address of principal executive office)

                                (215) 441-6500
                          Registrant's telephone number



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

  The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 9, 1996, was 6,148,518.

                          MENLEY & JAMES, INC.
                                INDEX
                                                                      Page No.
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Condensed Consolidated Balance Sheets - June 30, 1995,
  December 31, 1995 and June 30, 1996  . . . . . . .. . . . . . . . .        3

Condensed Consolidated Statements of Operations -
  Three Months and Six Months Ended June 30, 1995 and 1996   .  . . .        4

Condensed Consolidated Statements of Cash Flows - Six Months
  Ended June 30, 1995 and 1996   . . . . . . . . . . . . . . . . . . .       5

Notes to Condensed Consolidated Financial Statements  . . . . . . . .        6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . .        7



                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . .          8

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . .          8

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . .          8

Item 4.  Submission of Matters to a Vote of Security Holders  . . .          8

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . .          8

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .          8

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9

                                MENLEY & JAMES, INC.
                       Condensed Consolidated Balance Sheets
                                   (In thousands)

                                         June 30,    December 31,    June 30,
                                           1995          1995          1996
                                       -----------   -----------    ---------
                                       (Unaudited)                 (Unaudited)

          ASSETS

Current assets:
  Cash and cash equivalents   . . . . .  $   662       $   988       $   1,464
  Accounts receivable, net of allowances
    of $633 and $653 in 1995 and $642
    in 1996  . . . . . . . . . . . . . .   3,042         3,133           2,393
  Inventory   . . . . . . . . . . . . .    4,348         3,825           3,879
  Other current assets  . . . . . . . .    1,500         1,296           1,097
                                         -------       -------         -------
  Total current assets  . . . . . . . .    9,552         9,242           8,833
Other long-term assets  . . . . . . . .    1,430         1,525           1,438
Product lines, trade names and
  packaging designs, net . . . . . . . .  13,931        13,281          12,781
Long-term deferred tax asset  . . . . .      967           707             565
                                         -------       -------         -------
  Total assets  . . . . . . . . . . . .  $25,880       $24,755         $23,617
                                         =======       =======         =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable  . . . . . . . . . . . $   995       $   815         $   677
 Accrued expenses  . . . . . . . . . . .     779           573             323
 Current maturities of long-term debt  .   1,200         1,157           1,214
                                           -----         -----           -----
 Total current liabilities . . . . . . .   2,974         2,545           2,214
Long-term debt   . . . . . . . . . . . .   1,800         1,005             404
Preferred stock, $1 par value,
 authorized 5,000,000 shares,
 none issued and outstanding . . . . . .      --            --              --
Stockholders' equity:
 Common stock, $.01 par value,
  authorized 15,000,000 shares,
  issued and outstanding 6,148,518
  shares in 1995 and 1996 . . . . . . . .     61            61              61
 Additional paid-in capital . . . . . . . 45,454        45,454          45,454
 Accumulated deficit . . . . . . . . . . (24,409)      (24,310)        (24,516)
                                         -------       -------         -------
Total stockholders' equity. . . . . . . . 21,106        21,205          20,999
                                          ------        ------          ------
 Total liabilities and
  stockholders' equity . . . . . . . . . $25,880       $24,755         $23,617
                                          ======        ======          ======



                                         See accompanying notes.

                                  MENLEY & JAMES, INC.
                    Condensed Consolidated Statements of Operations
                         (In thousands, except per share data)
                                       (Unaudited)


                                    Three Months Ended      Six Months Ended
                                         June 30,                 June 30,
                                    1995           1996     1995        1996
                                    -------------------     ----------------

Net sales . . . . . . . . . . .  $ 3,620        $ 3,180    $ 7,020   $ 6,720
Cost of goods sold  . . . . . .    1,782          1,633      3,411     3,491
                                   -----          -----      -----     -----
Gross profit  . . . . . . . . .    1,838          1,547      3,609     3,229
Selling, general and
 administrative expenses. . . .    1,331          1,099      2,561     2,231
Depreciation and amortization .      414            373        848       745
                                   -----          -----      -----     -----
Income from operations  . . . .       93             75        200       253
Interest expense  . . . . . . .       61             19        135        47
                                   -----          -----      -----     -----
Income before income taxes  . .       32             56         65       206
Provision for income taxes  . .       22            299         45       412
                                   -----          -----      -----      -----
Net income (loss)   . . . . . .  $    10        $  (243)   $    20   $  (206)
                                   =====          =====      =====      =====
Net income (loss) per share
  of common stock . . . . . . .  $  0.00        $ (0.04)   $  0.00   $ (0.03)
                                   =====          =====      =====     =====

Weighted average number of
 common shares outstanding         6,148          6,148      6,148     6,148
                                   =====          =====      =====     =====


                             See accompanying notes.

                                 MENLEY & JAMES, INC.
                     Condensed Consolidated Statements of Cash Flows
                                    (In thousands)
                                     (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                     1995        1996
                                                   ------------------

Cash flows from operating activities:
 Net income (loss)    . . . . . . . . . .         $    20      $  (206)
 Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
  Depreciation and amortization   . . . .             848          745
  Amortization of deferred
   financing costs  . . . . . . . . . . .              19           18
  Deferred income taxes   . . . . . . . .              45          412
Changes in operating assets and liabilities:
  Accounts receivable   . . . . . . . . .             664          740
  Inventory   . . . . . . . . . . . . . .             254          (54)
  Prepaid expenses  . . . . . . . . . . .             (49)         (81)
  Accounts payable  . . . . . . . . . . .             (81)        (138)
  Accrued expenses  . . . . . . . . . . .            (232)        (250)
                                                    -----        -----
Net cash provided by
 operating activities  . . . . . . . . .            1,488        1,186

Cash flows used in investing activities:
 Other, principally property
   purchases, net   . . . . . . . . . . .            (77)         (166)

Cash flows used in financing activities:
 Repayment of borrowings  . . . . . . . .         (1,300)         (544)
                                                   -----         -----
 Net increase in cash  . . . . . . . . . .           111           476
Cash and cash equivalents,
  beginning of period  . . . . . . . . . .           551           988
                                                   -----         -----
Cash and cash equivalents,
  end of period  . . . . . . . . . . . . .       $   662       $ 1,464
                                                 =======       =======

                                        See accompanying notes.

                                  MENLEY & JAMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE A - INVENTORIES

Inventories consist of the following (in thousands):

                                  June 30,       December 31,       June 30,
                                    1995             1995             1996



Raw materials . . . . . . . .       $ 950          $ 1,253          $ 1,172
Work in process . . . . . . .         382              307              236
Finished goods  . . . . . . .       3,016            2,265            2,471
                                    -----            -----            -----
                                  $ 4,348          $ 3,825          $ 3,879
                                    =====            =====            =====

NOTE B - INCOME TAXES

The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three months ended June 30, 1996 were $3.2 million, a decrease of $440 thousand, compared to $3.6 million for the three months ended June 30, 1995. Net sales for the six months ended June 30, 1996 were $6.7 million compared to $7.0 million for the comparable 1995 period. The decrease in net sales is a continuation in the decline in sales trends due to continued competition and trade destocking pressure.

Cost of goods sold for the second quarter of 1996 was $1.6 million compared to $1.8 million in 1995, representing 51% and 49% of net sales in their respective periods. Year-to-date cost of goods sold was $3.5 million, or 52% of net sales, compared to $3.4 million, or 49% of net sales for 1995. The increase in the cost of goods sold, as a percentage of sales, is primarily a result of the mix-of-products sold.

Selling, general and administrative expenses for the three- and six-month periods of 1996 were $1.1 million and $2.2 million, a decrease of $232 thousand and $330 thousand compared to the respective 1995 periods. This decrease is primarily related to cost reduction efforts. Selling, general and administrative expenses, as a percentage of sales, may fluctuate quarter to quarter based upon the timing of these expenditures and the level of sales within a quarter.

Interest expense, including finance cost amortization, was $19 thousand for the second quarter of 1996, compared to $61 thousand for the prior year period. Year-to-date interest expense was $47 thousand for 1996 compared to $135 thousand for the prior year period. The decrease is due to lower outstanding debt. Bank debt outstanding at June 30, 1996 was $1.6 million compared to $3.0 million outstanding at June 30, 1995.

The Company, at December 31, 1995, had a net operating loss carryforward for federal income tax purposes of approximately $7.7 million which may be used to offset future taxable income. These net operating loss carryforwards will expire during the years 2005 through 2008. The Company recognized $299 thousand in tax expense for the second quarter of 1996, and $412 thousand year-to-date. The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes. The Company has net deferred tax assets of $1.1 million in its condensed consolidated balance sheet as of June 30, 1996, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

For the quarter ended June 30, 1996, the Company had a net loss of $243 thousand or $0.04 per share compared to a net income of $10 thousand or $0.00 per share, for the quarter ended June 30, 1995. For the six months ended June 30, 1996, the Company had a net loss of $206 thousand, or $0.03 per share, compared to net income of $20 thousand, or $0.00 per share, during the six months ended June 30, 1995.

Liquidity and Capital Resources

At June 30, 1996, the Company had working capital of $6.6 million. Working capital was provided by its operations and may also be provided by the seasonal use of its revolving credit facility. The revolving credit facility has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998, unless extended. At June 30, 1996, the Company had no amount outstanding under the revolving credit facility. The amount of borrowing, if used, and the subsequent repayments under the facility would be a result of the seasonality of the Company's sales, marketing plans and profits. Also, extended payment date terms consistent with standard industry practice, which are offered to the Company's customers under marketing programs, create seasonal changes in the Company's cash flow. These extended payment programs are directly related to the seasonal promotion of the Company's cough and cold brands.

As of June 30, 1996 the Company had $1.6 million of debt outstanding, a reduction of $1.4 million since June 30, 1995.

At the present time, the Company's primary cash requirements are for its normal operating activities and debt principal and interest service, including required current principal repayments of $1.2 million on the Company's term
loan.  The  Company  also   conducts  an  ongoing   program  of  evaluating
opportunities to acquire additional products to enhance its product portfolio. Such acquisitions may take a variety of forms including licensing arrangements, purchases of trademarks and related inventories, acquisitions of business units or sales and marketing agreements. Management believes that cash flow from operations and current and future borrowing capacity will be sufficient to fund the Company's operating and capital requirements for the foreseeable future.

                                      PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                       None
Item 2.     Changes in Securities                                   None
Item 3.     Defaults Upon Senior Securities                         None
Item 4.     Submission of Matters to a Vote of Security Holders     None
Item 5.     Other Information                                       None
Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits                                            None

            b.  Reports on Form 8-K
                The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 1996.

                                  SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MENLEY & JAMES, INC.



Date:  August 13, 1996                       William W. Yeager

                                             William W. Yeager
                                              Chief Financial Officer
                                               (and duly authorized
                                                officer of the registrant)