Form 10-Q/A
period 1996-06-30
MENLEY & JAMES INC
filed 1996-10-01
CIK 881462

Menley & James, Inc.
100 Tournament Drive
Horsham, PA 19044

October 1, 1996

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Ladies and Gentlemen:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith on behalf of Menley & James, Inc. (the "Company") is Amendment number 1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996. This Amendment includes Exhibit number 27 - Financial Data Schedule, which is submitted electronically for information only and not filed.

  This information is being submitted by direct transmission to the Commission's EDGAR System.

Sincerely,


William W. Yeager
Chief Financial Officer


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

Date:  October 1, 1996