Form 10-Q
period 1996-09-30
MENLEY & JAMES INC
filed 1996-11-14
CIK 881462

         	UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         	FORM 10-Q

     	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
         	For the quarterly period ended September 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of November 8, 1996, was 6,148,518.

                           MENLEY & JAMES, INC.
                                INDEX
                                                                   Page No.
                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Condensed Consolidated Balance Sheets - September 30, 1995,
  December 31, 1995 and September 30, 1996 ..........................  3

Condensed Consolidated Statements of Operations - Three Months
  and Nine Months Ended September 30, 1995 and 1996 .................  4

Condensed Consolidated Statements of Cash Flows - Nine Months
  Ended September 30, 1995 and 1996 .................................. 5

Notes to Condensed Consolidated Financial Statements ................. 6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ............. 7

                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ........................................... 9

Item 2.  Changes in Securities	....................................... 9

Item 3.  Defaults Upon Senior Securities ............................. 9

Item 4.  Submission of Matters to a Vote of Security Holders ......... 9

Item 5.  Other Information ........................................... 9

Item 6.  Exhibits and Reports on Form 8-K ............................ 9

Signature ............................................................ 10

Exhibit Index ........................................................ 11

                        MENLEY & JAMES, INC.
                Condensed Consolidated Balance Sheets
                           (In thousands)
                                    September 30,  December 31, September 30,
                                         1995          1995         1996
                                     ------------  -----------  ------------
                                     (Unaudited)                 (Unaudited)
            ASSETS
Current assets:
  Cash and cash equivalents ..........  $   636      $   988     $  1,933
  Accounts receivable, net of
    allowances of $593 and $653 in
    1995 and $653 in 1996 ............    3,493        3,133        2,623
  Inventory ..........................    4,168        3,825        3,826
  Other current assets ...............    1,443        1,296        1,161
                                        -------      -------      -------
  Total current assets ...............    9,740        9,242        9,543
Other long-term assets ...............    1,452        1,525        1,447
Product lines, trade names and
  packaging designs, net .............   13,559       13,281       12,468
Long-term deferred tax asset .........      845          707          280
                                        -------      -------      -------
  Total assets .......................  $25,596      $24,755      $23,738
                                        =======      =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................   $ 1,138      $   815        $   975
  Accrued expenses ..................       600          573            365
  Current maturities of long-term debt    1,200        1,157          1,214
                                        -------      -------        -------
  Total current liabilities ..........    2,938        2,545          2,554
Long-term debt .......................    1,500        1,005            100
Preferred stock, $1 par value,
  authorized 5,000,000 shares,	none
  issued and outstanding .............      --           --             --
Stockholders' equity:
  Common stock, $.01 par value,
  authorized 15,000,000 shares,	issued
  and outstanding 6,148,518 shares in
  1995 and 1996 ......................       61          61             61
  Additional paid-in capital .........   45,454      45,454         45,454
  Accumulated deficit ................  (24,357)    (24,310)       (24,431)
                                        -------     -------        -------
Total stockholders' equity ...........   21,158      21,205         21,084
                                        -------     -------        -------
Total liabilities and stockholders'
  equity ............................   $25,596     $24,755        $23,738
                                        =======     =======        =======

                       See accompanying notes.

                     MENLEY & JAMES, INC.
           Condensed Consolidated Statements of Operations
             (In thousands, except per share data)
                        (Unaudited)
                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       1995       1996       1995       1996
                                      ------------------    -----------------

Net sales ........................   $ 3,429    $ 3,482   $ 10,449  $ 10,202
Cost of goods sold ...............     1,730      1,568      5,141     5,059
                                     -------    -------   --------  --------
Gross profit .....................     1,699      1,914      5,308     5,143
Selling, general and
  administrative expenses ........     1,106      1,146      3,667     3,377
Depreciation and amortization ....       365        375      1,213     1,120
                                     -------    -------   --------  --------
Income from operations ...........       228        393        428       646
Interest expense .................        54         22        189        69
                                     -------    -------   --------  --------
Income before income taxes .......       174        371        239       577
Provision for income taxes .......       122        286        167       698
                                     -------    -------   --------  --------
Net income (loss) ................   $    52     $   85    $    72   $  (121)
                                     =======    =======   ========  ========
Net income (loss) per share of
  common stock ...................   $  0.01    $  0.01    $  0.01   $ (0.02)
                                     =======    =======    =======   =======
Weighted average number of common
  shares outstanding .............     6,148      6,148      6,148     6,148
                                      ======     ======     ======    ======

                        See accompanying notes.

                         MENLEY & JAMES, INC.
            Condensed Consolidated Statements of Cash Flows
                          (In thousands)
                           (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                  1995            1996
                                                 -----------------------
Cash flows from operating activities:
  Net income (loss) .......................    $    72          $  (121)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization ..........       1,213             1,120
  Amortization of deferred financing costs          28                28
  Deferred income taxes ..................         167               709
Changes in operating assets and liabilities:
  Accounts receivable ....................         212               510
  Inventory ..............................         434                (1)
  Prepaid expenses .......................           8              (156)
  Accounts payable .......................          62               160
  Accrued expenses .......................        (411)             (208)
                                               -------           -------
Net cash provided by operating activities        1,785             2,041

Cash flows used in investing activities:
  Other, principally property purchases, net      (100)             (248)

Cash flows used in financing activities:
  Repayment of borrowings .................     (1,600)             (848)
                                               -------           -------
Net increase in cash .....................          85               945
Cash and cash equivalents, beginning of period     551               988
                                               -------           -------
Cash and cash equivalents, end of period       $   636           $ 1,933
                                               =======           =======

                        See accompanying notes.

                     	MENLEY & JAMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE A - INVENTORIES

Inventories consist of the following (in thousands):
                                    September 30, December 31, September 30,
                                         1995          1995         1996
                                    ------------  -----------  ------------
Raw materials                           $ 994        $ 1,253      $ 1,299
Work in process                           391            307          196
Finished goods                          2,783          2,265        2,331
                                       ------         ------       ------
                                      $ 4,168        $ 3,825      $ 3,826
                                       ======         ======       ======

NOTE B - INCOME TAXES

The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes.

Item 2:	Management's Discussion and Analysis of Financial Condition and
          Results of Operations

Results of Operations

Net sales for the three months ended September 30, 1996 were $3.5 million, an increase of $53 thousand, compared to $3.4 million for the three months ended September 30, 1995. The increase in net sales in the third quarter of 1996 was due to sales resulting from the Company's 1996 sales and marketing agreements and increased sales primarily of Benzedrex and Duo. These sales increases were partially offset by a continuation in the decline in sales from a majority of the Company's brands due to continued competition and trade destocking pressure. The three sales and marketing agreements include Humibid GC, a nonprescription formulation of the Rx drug Humibid ; Derifil, an internal deodorant; and Capsaicin, a generic version of Zostrix cream. Net sales for the nine months ended September 30, 1996 were $10.2 million compared to $10.4 million for the comparable 1995 period.

Cost of goods sold for the three months ending September 30, 1996 was $1.6 million compared to $1.7 million in the respective 1995 period, representing 45% and 50% of net sales in their respective periods. The decrease in the cost of goods sold, as a percentage of sales for the three months ended September 30, 1996, is a result of a decrease in returns and allowances, along with the mix-of-products sold. Cost of goods sold for the nine months ending September 30, 1996 was $5.1 million, or 50% of net sales, compared to $5.1 million, or 49% of net sales for the same period in 1995.

Selling, general and administrative expenses for the three- and nine-month periods of 1996 were $1.2 million and $3.4 million, respectively, an increase of $40 thousand and a decrease of $290 thousand compared to the respective 1995 periods. The increase for the three months ended September 30, 1996, is primarily due to an increase in marketing costs associated with the products under the Company's 1996 sales and marketing agreements. The year-to-date September 30, 1996 decrease is primarily related to cost reduction efforts. Selling, general and administrative expenses, as a percentage of sales, may fluctuate quarter to quarter based upon the timing of these expenditures and the level of sales within a quarter.

Interest expense, including finance cost amortization, was $22 thousand for the third quarter of 1996, compared to $54 thousand for the prior year period. Interest expense was $69 thousand for the nine months ended September 30, 1996 compared to $189 thousand for the prior year period.
The decrease for each 1996 period is due to lower outstanding debt. Bank debt outstanding at September 30, 1996 was $1.3 million compared to $2.7 million outstanding at September 30, 1995.

The Company, at December 31, 1995, had a net operating loss carryforward for federal income tax purposes of approximately $7.7 million which may be used to offset future taxable income. These net operating loss carryforwards will expire during the years 2005 through 2008. The Company recognized $286 thousand in tax expense for the third quarter of 1996, and $698 thousand for the nine months ended September 30, 1996. The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes.
The Company has net deferred tax assets of $784 thousand in its condensed consolidated balance sheet as of September 30, 1996, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

For the third quarter ended September 30, 1996, the Company had net income of $85 thousand or $0.01 per share compared to a net income of $52 thousand or $0.01 per share, for the third quarter ended September 30, 1995. For the nine months ended September 30, 1996, the Company had a net loss of $121 thousand, or $0.02 per share, compared to net income of $72 thousand, or $0.01 per share, during the nine months ended September 30, 1995.

Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of $7.0 million. Working capital was provided by its operations and may also be provided by the periodic use of its revolving credit facility. The revolving credit facility has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998, unless extended. At September 30, 1996, the Company had no amount outstanding under the revolving credit facility. The amount of borrowing, if any, and the subsequent repayments under the facility would be a result of the seasonality of the Company's sales, marketing plans and profits. Also, extended payment date terms consistent with standard industry practice, which are offered to the Company's customers under marketing programs, create seasonal changes in the Company's cash flow. These extended payment programs are directly related to the seasonal promotion of the Company's cough and cold brands.

As of September 30, 1996 the Company had $1.3 million of debt outstanding, a reduction of $1.4 million since September 30, 1995.

As of September 30, 1996, the Company's primary cash requirements are for its normal operating activities and debt principal and interest service, including required current principal repayments of $1.2 million on the Company's term loan. The Company also conducts an ongoing program of evaluating opportunities to acquire additional products to enhance its product portfolio. Such acquisitions may take a variety of forms including licensing arrangements, purchases of trademarks and related inventories, acquisitions of business units or sales and marketing agreements. Management believes that cash flow from operations and current and future borrowing capacity will be sufficient to fund the Company's operating and capital requirements for the foreseeable future.

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
       The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 1996.

                              	SIGNATURE



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MENLEY & JAMES, INC.


Date:  November 12, 1996             /s/ William W. Yeager

                                     William W. Yeager
                                     Chief Financial Officer
                                       (and duly authorized
                                        officer of the registrant)

                              Exhibit Index

Exhibit
No.                Description

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.