Form 10-K405
period 1996-12-31
MENLEY & JAMES INC
filed 1997-03-28
CIK 881462

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                       COMMISSION FILE NUMBER: 000-19788

                              MENLEY & JAMES, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      23-2621602
          (State of incorporation)                 (I.R.S. Employer Identification No.)

                              100 TOURNAMENT DRIVE
                          HORSHAM, PENNSYLVANIA 19044
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                 REGISTRANT'S TELEPHONE NUMBER: (215) 441-6500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 14, 1997, was $3,995,905.

    The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 14, 1997, was 6,148,518.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                        DOCUMENT                                      PART(S) INTO WHICH INCORPORATED
--------------------------------------------------------  --------------------------------------------------------
(1) Proxy Statement to be used in connection with the                             Part III
    Annual Meeting of Stockholders to be held May 23,
    1997 (the "Proxy Statement"). With the exception of
    the pages of the Proxy Statement specifically
    incorporated by reference herein, the Proxy
    Statement is not deemed to be filed as a part of
    this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subject to agreed-upon procedures by independent auditors, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the foreword-looking statements contained in this Annual Report should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                     PART I

ITEM 1. BUSINESS.

    Menley & James, Inc., a Delaware corporation (the "Company"), was incorporated in 1990. The Company's executive offices are located at 100 Tournament Drive, Horsham, Pennsylvania 19044, and its telephone number is (215) 441-6500. All references to the "Company" or "Menley & James" in this report include Menley & James, Inc. and its wholly-owned operating subsidiary, Menley & James Laboratories, Inc., except where the context requires otherwise. All product designations in boldface type in this report are trademarks of the Company, except for GARFIELD which is a trademark of PAWS Incorporated, DERIFIL, which is a trademark of Rystan Company, Inc. and HUMIBID, which is a trademark of Medeva Pharmaceuticals, Inc.

    The Company produces and markets a diversified portfolio of over-the-counter ("OTC") pharmaceutical and toiletry products, all of which have recognized brand names. The products are sold in drugstores, supermarkets and other mass merchandisers throughout the United States.

INDUSTRY OVERVIEW

    The majority of the Company's products are classified as OTC drugs. According to industry sources, in 1996 manufacturers' sales of OTC drugs exceeded $13 billion, with over 300 companies competing in 41 separate product categories.

    The Company also offers products that compete in the toiletries market. According to industry sources, in the toiletries industry, more than 65 companies had product offerings in the seven market segments in which the Company offers products, with manufacturers' sales exceeding $6 billion in such segments.

COMPANY BACKGROUND

    The Company commenced operations in 1990 with the acquisition of thirty-two brands from SmithKline Beecham Corporation ("SB"). The Company's senior executives are former executives of SB Consumer Products Division with expertise in marketing OTC drug and toiletry products.

COMPANY STRATEGY

    The Company's strategic focus in the year ahead is to grow Menley & James by building a brand-name health care product's business. The Company intends to accomplish this by executing the following plan:

    - DEVELOP A NEW PRODUCT/REVITALIZE AN EXISTING BRAND. The Company will be using telemarketing, regional advertising and sampling to doctors, nurses and other health care professionals. This growth brand will receive marketing funds from the cash flow generated from the Company's other products.

    - PURCHASE A NEW BRAND OR COMPANY. The Company is focusing its acquisition search on the Neutraceutical market. This vitamin and herb supplement business has experienced strong new product growth with significant direct-to-consumer and mass market sales.

BRANDS

    The Company's portfolio consists of the following brands:

BRAND                                                        PRODUCT DESCRIPTION
----------------------------------------------  ----------------------------------------------
ACNOMEL.......................................  Acne Medication
ACRYLINE 2....................................  Dental Aid/Device (Denture)
ALBOLENE......................................  Liquifying Skin Cleanser
AMITONE.......................................  Antacid
AQUA CARE.....................................  Hand & Body Cream
A.R.M.........................................  Allergy Relief Caplet
ASTHMAHALER...................................  Aerosol Bronchodilator
ASTHMANEFRIN..................................  Liquid Bronchodilator
AVAIL.........................................  Calcium-Intensive Vitamin
BEAU KREML....................................  Hair Tonic
BENZEDREX.....................................  Decongestant Inhaler & Nasal Spray
B.F.I.........................................  Antiseptic Powder
CAPSAICIN (see note)..........................  Topical Analgesic Cream
CONGESTAC.....................................  Cold Medication
CONTI.........................................  Soap with Olive Oil
DERIFIL (see note)............................  Internal Deodorant
DUO...........................................  Eyelash Adhesive
5 DAY.........................................  Deodorant/Antiperspirant
FEMIRON.......................................  Vitamin Supplement for Women
GARFIELD MULTIVITAMINS........................  Children's Chewable Multivitamins
HOLD..........................................  Cough Suppressant Lozenge
HUMIBID GUAIFENESIN (see note)................  Cold Medication
LADY ESTHER...................................  Facial Cream & Powder
LIQUIPRIN.....................................  Children's Analgesic
ORNEX.........................................  Cold Medication Caplet
PLATE WELD....................................  Dental Aid/Device (Denture)
ROSE MILK.....................................  Skin Care Moisturizer
S.T. 37.......................................  Liquid Antiseptic Solution
SERUTAN.......................................  Natural Fiber Laxative
THERMOTABS....................................  Buffered Salt Tablets
VENTURE.......................................  Liquid Men's Hair Dressing
YODORA........................................  Cream Deodorant
ZONITE........................................  Vaginal Douche

    Note: The Company has sales and marketing agreements with three pharmaceutical companies, under which it began, during 1996, to market these brands.

DISTRIBUTION

    The Company sells its products nationally through its own six-person sales force and 37 independent brokerage organizations to approximately 2,000 customers. The Company's own sales force calls on approximately 30 of these customers, including most of the major food and drug chains, which account for over 50% of the Company's total sales. The Company's network of independent brokers calls on the headquarters of the secondary accounts which make up the remainder of the Company's sales. The Company's brokers are compensated by commissions.

    The Company's major customers include drug wholesalers such as Bergen Brunswig Corporation and McKesson Drug Company. McKesson is the Company's largest customer and accounted for approximately 17% of the Company's net sales in 1996. The Company's other customers include large drug chains such as Walgreens and Osco, large food chains such as Kroger and Safeway, and mass merchandisers such as Kmart and Wal-Mart.

    The Company's sales force and independent brokers work directly with the major retail customers to develop promotional programs for individual products and to promote sales of the Company's entire product portfolio. Depending upon the promotional program, the Company's sales force or brokers will seek additional shelf space or "facings" for a new product and will develop advertising, display or price discount programs at the store level to supplement a Company-sponsored sales program.

MANUFACTURING

    The Company currently has manufacturing arrangements in place with contract manufacturers with respect to all of its products. All of the Company's products are manufactured to the Company's specifications under agreements with terms generally ranging from individual purchase orders to agreements with one-year terms which renew automatically unless canceled by one of the parties. Under certain agreements, the Company may purchase raw materials in various forms to supply to the manufacturers. The Company believes that the raw materials used in manufacturing its products are available in adequate quantities from multiple sources.

    The Company monitors the quality control of its manufacturers through a system of outside third-party experts. All production facilities are visited at least annually, and each production batch is approved prior to release of any product for sale.

    Following manufacturing, the Company's products are shipped to a public warehouse facility outside St. Louis, Missouri that specializes in OTC drug and toiletries packaged goods. Products are shipped from this public warehouse, as needed, directly to the Company's customers.

    The Company believes that contract manufacturing is generally equal to, or less expensive than, in-house manufacturing for a variety of reasons including the significant amount of over-capacity present in much of the industry that has led to competition among manufacturers for contracts such as those entered into by the Company. Although the Company typically has a manufacturing agreement with a single source for each product, multiple sources are generally available. The Company has never experienced a material interruption of supply from any of its manufacturers. However, in those instances in which it has only a single source of supply, any material delay or cessation of production by the Company's contract manufacturers could have a material adverse impact on the Company's results of operations. The Company does not believe that the level of manufacturing over-capacity in the industry is likely to change significantly in the near future and, accordingly, does not believe that its reliance upon contract manufacturers will have a material adverse effect on the Company's operations.

TRADEMARKS

    All of the Company's products have recognized trademarks associated with them. The Company believes its trademarks have significant value in marketing its products. Federally registered trademarks have a perpetual life as long as they are timely renewed and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

    GARFIELD is a trademark of PAWS Incorporated, which has granted a nonexclusive license to the Company for use of the mark in connection with children's multivitamins in the United States.

    DERIFIL is a trademark of Rystan Company, Inc. and HUMIBID is a trademark of Medeva Pharmaceuticals, Inc. The Company markets the two brands under sales and marketing agreements with the above-named companies.

COMPETITION

    The OTC pharmaceutical and toiletry products markets in which the Company competes are highly competitive. While competition occurs on the basis of product quality and price, the Company believes that brand loyalty and consumer acceptance are also important factors. The Company's competitors include other OTC pharmaceutical companies and large consumer products companies, all of which have considerably greater financial and marketing resources than the Company. The products offered by these companies are often supported by significantly larger advertising and promotional expenditures and are generally backed by a larger sales force than those of the Company. In addition, the Company's competitors have often been willing to use aggressive spending on trade promotions as a strategy for building market share at the expense of their competitors, including the Company.

GOVERNMENT REGULATION

    The Company's products are generally subject to government regulations, primarily by the Food and Drug Administration (the "FDA"). The majority of the Company's products are regulated by the FDA as OTC drugs, with the rest of the products being regulated as "cosmetics," "dietary" or "nutritional supplements," or "medical devices." All such products must comply with FDA regulations governing the safety of the products themselves or the ingredients used in their manufacture. FDA regulations for all products also include requirements for product labeling and for adherence to "current good manufacturing practices" (GMP's).

    All of the Company's OTC drug products are regulated pursuant to the FDA's "monograph" system for OTC drugs. The monographs set out the active ingredients and labeling indications that are permitted for certain broad categories of OTC drug products (e.g., nasal decongestants). Compliance with the monograph provisions means that the product is generally recognized as safe and effective and is not mislabeled. Future changes in the monographs could result in the Company having to revise product labeling and formulations.

    With regard to all of the Company's products, the FDA may revise applicable regulations or provide new interpretations of existing regulations which could necessitate product labeling changes, reformulations or other changes in the Company's products or the conduct of its business. While it is impossible to predict the impact of future FDA actions, to date the Company has not been materially adversely affected as a result of compliance with FDA or state regulations.

PRODUCT LIABILITY AND INSURANCE

    An inherent risk of the Company's business is exposure to product liability claims brought by users of the Company's products or others. While the Company will continue to take what it considers to be appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains product liability insurance that it believes to be adequate; however, there can be no assurance that it will be able to retain its existing coverage or that such coverage will be sufficient to satisfy future product liability claims, if any.

EMPLOYEES

    As of December 31, 1996, the Company had twenty-seven full-time employees, including seven sales and marketing personnel and twenty executive and administrative employees. The Company believes its relations with its employees are satisfactory.

ITEM 2. PROPERTIES.

    The Company's executive offices, consisting of an aggregate of approximately 6,800 square feet, are located in Horsham, Pennsylvania, under a lease which expires February, 2001. The lease provides for annual rent ranging from $140,000 for the period ending in February, 1997 to $164,000 for the period ending in February, 2001. The Company believes these offices are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material legal proceedings pending against the Company or to which the Company is a party, and to the knowledge of management, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded under the symbol "MENJ." From January 21, 1992 until November 10, 1994, the Company's Common Stock was traded on the Nasdaq National Market System. As a result of the Company's aggregate market value, trading with respect to the Company's Common Stock moved to the Nasdaq SmallCap Market on November 11, 1994. The following table sets forth the high and low bid prices for the Company's Common Stock on the Nasdaq SmallCap Market. Prices represent quotations between dealers without adjustment for retail markups, markdowns and commissions and may not represent actual transactions.

QUARTER ENDED                                                                    HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
March 31, 1995...............................................................  $     .97  $     .59
June 30, 1995................................................................       1.06        .69
September 30, 1995...........................................................       1.00        .69
December 31, 1995............................................................       1.00        .63

March 31, 1996...............................................................       1.56        .81
June 30, 1996................................................................       1.56       1.19
September 30, 1996...........................................................       1.50        .88
December 31, 1996............................................................       1.31        .88

    On March 14, 1997, the last reported closing price of the Common Stock on the Nasdaq SmallCap Market was $1.69 per share. As of March 14, 1997, there were approximately 81 holders of record of the Common Stock.

    The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. The Company's bank loan agreement restricts the payment of dividends on Common Stock. Any future determinations to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

    The following table sets forth consolidated financial data with respect to the Company for each of the years ended December 31, 1992 through 1996, which have been derived from the Company's audited consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto appearing elsewhere in this report.

                         SELECTED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                              1992       1993        1994       1995       1996
                                                            ---------  ---------  ----------  ---------  ---------
CONSOLIDATED INCOME DATA:
Net sales.................................................  $  28,419  $  22,978  $   18,843  $  14,395     14,297
Cost of goods sold........................................     11,722     10,485       8,840      7,101      6,850
                                                            ---------  ---------  ----------  ---------  ---------
Gross profit..............................................     16,697     12,493      10,003      7,294      7,447
Selling, general and administrative expenses..............     12,344     10,831       7,595      4,914      5,463
Gain on sale of brand.....................................         --         --         619         --         --
Valuation adjustment......................................         --         --      12,845         --         --
Depreciation and amortization.............................      1,728      1,851       1,818      1,569      1,536
                                                            ---------  ---------  ----------  ---------  ---------
Income (loss) from operations.............................      2,625       (189)    (11,636)       811        448
Lawsuit settlement........................................         --      1,600          --         --         --
Interest expense..........................................      1,194        996         588        237         70
                                                            ---------  ---------  ----------  ---------  ---------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of change in accounting for income
  taxes...................................................      1,431     (2,785)    (12,224)       574        378
Provision (benefit) for income taxes......................        140       (576)        657        455        416
                                                            ---------  ---------  ----------  ---------  ---------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting for income taxes.........      1,291     (2,209)    (12,881)       119        (38)
Extraordinary item, net of tax............................       (590)        --          --         --         --
Cumulative effect as of January 1, 1993 of change in
  method of accounting for income taxes...................         --      1,900          --         --         --
                                                            ---------  ---------  ----------  ---------  ---------
Net income (loss).........................................  $     701  $    (309) $  (12,881) $     119  $     (38)
                                                            ---------  ---------  ----------  ---------  ---------
                                                            ---------  ---------  ----------  ---------  ---------
Net income (loss) applicable to common shares,
  supplemental (1)........................................  $     789  $    (309) $  (12,881) $     119  $     (38)
                                                            ---------  ---------  ----------  ---------  ---------
                                                            ---------  ---------  ----------  ---------  ---------
PER SHARE OF COMMON STOCK:
Income (loss) before extraordinary item and cumulative
  effect of change in accounting for income taxes,
  supplemental............................................  $    0.23  $   (0.36) $    (2.10) $    0.02  $   (0.01)
Extraordinary item, net of tax............................      (0.10)        --          --         --         --
Cumulative effect of accounting change....................         --       0.31          --         --         --
                                                            ---------  ---------  ----------  ---------  ---------
Net income (loss), supplemental (1).......................  $    0.13  $   (0.05) $    (2.10) $    0.02  $   (0.01)
                                                            ---------  ---------  ----------  ---------  ---------
                                                            ---------  ---------  ----------  ---------  ---------
Weighted average common shares outstanding, supplemental
  (1).....................................................      6,164      6,148       6,148      6,148      6,148
                                                            ---------  ---------  ----------  ---------  ---------
                                                            ---------  ---------  ----------  ---------  ---------


                                                                               AT DECEMBER 31,
                                                            ------------------------------------------------------
BALANCE SHEET DATA:
Working capital...........................................  $   6,854  $   9,055  $    7,022  $   6,697  $   7,086
Total assets..............................................     47,771     47,129      27,473     24,755     23,527
Long-term debt (excluding current portion)................      6,500      8,565       3,100      1,005         36
Stockholders' equity......................................     34,276     33,967      21,086     21,205     21,167

------------------------
(1) Adjusted to reflect the sale of 2,300,000 shares of Common Stock by the Company in January, 1992, the application of the net proceeds therefrom, the contribution of unredeemed preferred stock and the forgiveness of accrued preferred dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The Company commenced operations on May 29, 1990 with the acquisition from SmithKline Beecham of the trademarks, product formulations and production methodologies, packaging artwork and related inventories for thirty-two OTC pharmaceutical and toiletry products.

    Prior to 1994 the Company made significant marketing and promotional expenditures in connection with its strategy of building sales of certain brands. The Company introduced GARFIELD Bath Products in the first quarter of 1994, GARFIELD Children's Chewable Multivitamins in June 1992, BENZEDREX Spray in July 1992, 5 DAY Solid in February 1991 and Cherry Flavored HOLD and Maximum Strength ORNEX in June 1991. The Company supported these new product introductions with varying combinations of television advertisements in selected markets, cents-off coupon inserts in Sunday newspapers, trade allowances to support retailers' efforts to promote these products and "two-for-one" or "bonus pack" offers directed at consumers. In 1994, the Company significantly reduced marketing efforts, especially on the GARFIELD line, because the sales return on the marketing investment was lower than anticipated and cash was required for debt reduction. While the timing of the Company's marketing and promotional expenditures may vary significantly from quarter to quarter and year to year, the Company anticipates that it will continue to make investments in promotional campaigns designed to stimulate sales of existing products or introduce new ones.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Net sales for the year ended December 31, 1996 were $14.3 million compared to $14.4 million for the comparable period of 1995. Sales for 1996 benefitted from the Company's 1996 sales and marketing agreements which include Humibid GC, a nonprescription formulation of the Rx drug, Humibid; Derifil, an internal deodorant; and Capsaicin, a generic version of Zostrix-Registered Trademark-cream. Net sales for these brands totaled $968 thousand. Net sales of a majority the Company's remaining brands decreased $1.1 million compared to 1995, principally as the result of decreased sales of A.R.M., FEMIRON, LIQUIPRIN and GARFIELD, which declined $984 thousand collectively. The decline in sales of these products, and certain other brands, is due to continued competition and trade destocking pressures.

    Cost of goods sold for the year 1996 was $6.9 million, or 48% of net sales, compared to $7.1 or 49% of net sales in 1995. The decrease in the cost of goods sold, as a percentage of sales, is primarily a result of the effect of a decrease in returns and allowances.

    Selling, general and administrative expenses were $5.5 million, or 38% of net sales for the year ended December 31, 1996, as compared to $4.9 million or 34% for the prior year. The $549 thousand increase in expense is primarily a result of an increase in marketing costs associated with the products under the Company's 1996 sales and marketing agreements. The Company's own sales force, and its network of independent brokers, work directly with the major retail customers to focus marketing support behind individual Company products at the retail store level.

    For the years 1996 and 1995, income from continuing operations before interest, taxes and depreciation and amortization, (EBITDA) was $2.0 million and $2.4 million, respectively. The Company has essentially maintained its EBITDA through focused marketing and cost containment/reduction programs. EBITDA should not be considered as an alternative to net income or cash flow determined in accordance with Generally Accepted Accounting Principles.

    Interest expense, including finance cost amortization, was $70 thousand for 1996 compared to $237 thousand for the prior year. The decrease is due to lower outstanding debt. At December 31, 1996, the Company had $661 thousand of bank debt outstanding. At December 31, 1995, the bank debt outstanding was $2.1 million.

    The Company, at December 31, 1996, had a net operating loss carryforward for federal income tax purposes of approximately $6.8 million which may be used to offset future taxable income. These net operating loss carryforwards will expire during the years 2005 through 2008. The Company recognized $416 thousand in tax expense for the year ended December 31, 1996. The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names, which is not deductible for tax purposes. The Company has net deferred tax assets of $1.1 million in its consolidated balance sheet as of December 31, 1996, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

    Management is satisfied that it is more likely than not that the deferred tax assets will be realized primarily from future taxable income expected to be earned from recurring operations over the next few years. Management assesses the realizability of the Company's deferred tax assets on a continuous basis and adjusts the valuation allowance in the event that circumstances affecting the realization of the deferred tax assets change.

    For the year ended December 31, 1996, the Company had a net loss of $38 thousand, or $0.01 per share. For the year ended December 31, 1995, the Company had net income of $119 thousand, or $0.02 per share.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

    Net sales for the year ended December 31, 1995 were $14.4 million compared to $18.8 million for the comparable period of 1994. The decrease of $4.4 million is partly attributed to the sale, in 1994, of the PRETTY FEET & HANDS brand which had sales in 1994 of $1.2 million. The decrease in net sales is also due to lower sales of GARFIELD Children's Chewable Multivitamins and Bath Products, which decreased $1.0 million and $637 thousand, respectively, compared to the year ended December 31, 1994. Net sales of the Company's remaining brands decreased $1.6 million compared to 1994. This 1995 decline is principally the result of decreased sales of HOLD, ASTHMAHALER, 5 DAY and ORNEX which declined $1.4 million collectively. The decline in sales of GARFIELD and the remaining brands is due to continued competition and trade destocking pressures. Net sales for the Company's non-GARFIELD products are expected to continue to decline in the future due to continued strong competition and trade destocking pressure.

    Cost of goods sold for the year 1995 was $7.1 million, or 49% of net sales, compared to $8.8 million or 47% of net sales in 1994. The increase in the cost of goods sold, as a percentage of sales, is primarily a result of the effect of returns and allowances and fixed costs, in addition to changes in mix-of-product sales.

    Selling, general and administrative expenses were $4.9 million, or 34% of net sales for the year ended December 31, 1995, as compared to $7.6 million or 40% for the prior year. The $2.7 million decrease in expense is primarily a result of reductions in marketing programs for GARFIELD brands, and the effect of a 25% staff reduction in the second quarter of 1994. The Company's own sales force, and its network of independent brokers, work directly with the major retail customers to focus marketing support behind individual Company products at the retail store level.

    For the years 1995 and 1994, income from continuing operations before interest, taxes, depreciation and amortization, gain on sale, and valuation adjustment (EBITDA) was approximately $2.4 million for each period. The Company has essentially maintained its EBITDA through focused marketing and cost containment/reduction programs. EBITDA should not be considered as an alternative to net income or cash flow determined in accordance with Generally Accepted Accounting Principles.

    As a result of sales levels and profit margins of certain products declining below management's expectations, the Company, in 1994, performed a detailed evaluation of the product lines which took into consideration estimated future cash flows of the individual brands based on the brands' projected sales and the direct costs associated with manufacturing and selling the brands. This evaluation resulted in a noncash charge to earnings of $12.8 million in 1994 and reduced the carrying value of the product lines from $27.1 million to $14.3 million. This remaining carrying value of $14.3 million does not necessarily represent the amount that could be obtained by a sale of any or all brands to a third party.

    Interest expense including finance cost amortization was $237 thousand for 1995 compared to $588 thousand for the prior year. The decrease is due to lower outstanding debt. At December 31, 1995, the Company had $2.1 million of bank debt outstanding. At December 31, 1994, the bank debt outstanding was $4.3 million.

    The Company, at December 31, 1995, had a net operating loss carryforward for federal income tax purposes of approximately $7.7 million which may be used to offset future taxable income. These net operating loss carryforwards will expire during the years 2005 through 2008. The Company recognized $455 thousand in tax expense for the year ended December 31, 1995. The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names, which is not deductible for tax purposes. The Company has net deferred tax assets of $1.5 million in its consolidated balance sheet as of December 31, 1995, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

    For the year ended December 31, 1995, the Company had net income of $119 thousand or $0.02 per share. For the year ended December 31, 1994, the Company had a net loss of $12.9 million or $2.10 per share, including the $12.8 million valuation adjustment.

IMPACT OF INFLATION

    Management believes that, to date, inflation has not had a significant impact on its operations.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had working capital of $7.1 million. Working capital was provided by operations and may also be provided by the periodic use of its revolving credit facility. At December 31, 1996, the Company had $661 thousand outstanding under the term loan, which was paid on January 23, 1997. At December 31, 1996, there was no amount outstanding under its revolving credit facility. The revolving credit facility has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998. The amount of borrowing, if any, and the subsequent repayments under the credit facility would be a result of the seasonality of the Company's sales, marketing plans and profits. Also, extended payment date terms that are consistent with standard industry practice and are offered to the Company's customers under marketing programs create seasonal changes in the Company's cash flow. These extended payment programs are directly related to the seasonal promotion of the Company's cough and cold brands.

    At the present time, the Company's primary cash requirements are for normal operating activities. The Company's strategic focus in the year ahead is to grow Menley & James by building a brand-name health care products business. The Company's strategy is to develop a new product/revitalize an existing brand, which will receive marketing funds from the cash flow generated from other products, and to purchase a new brand or company, preferably in the Neutraceutical vitamin and herb supplement market. Management believes that cash flow from operations and current and future borrowing capacity will be sufficient to fund the Company's operating and capital requirements for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors

MENLEY & JAMES, INC.

    We have audited the accompanying consolidated balance sheets of Menley & James, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations and accumulated deficit, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Menley & James, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 5, 1997

                              MENLEY & JAMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $      988  $    2,205
  Accounts receivable, net of allowances of $653 in 1995 and $524 in 1996.................       3,133       2,721
  Inventory...............................................................................       3,825       3,402
  Prepaid expenses........................................................................         511         578
  Deferred tax asset......................................................................         785         504
                                                                                            ----------  ----------
  Total current assets....................................................................       9,242       9,410
Property and equipment, net...............................................................       1,459       1,360
Product lines, trade names and packaging designs, net.....................................      13,281      12,168
Deferred tax asset........................................................................         707         561
Other.....................................................................................          66          28
                                                                                            ----------  ----------
  Total assets............................................................................  $   24,755  $   23,527
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $      815  $    1,109
  Accrued expenses........................................................................         573         541
  Current maturities of long-term debt....................................................       1,157         674
                                                                                            ----------  ----------
  Total current liabilities...............................................................       2,545       2,324
Long-term debt............................................................................       1,005          36
Preferred stock, $1 par value, authorized 5,000,000 shares, none issued and outstanding...          --          --

Stockholders' equity:
  Common stock, $.01 par value, authorized 15,000,000 shares, issued and outstanding
    6,148,518 shares in 1995 and 1996.....................................................          61          61
  Additional paid-in capital..............................................................      45,454      45,454
  Accumulated deficit.....................................................................     (24,310)    (24,348)
                                                                                            ----------  ----------
Total stockholders' equity................................................................      21,205      21,167
                                                                                            ----------  ----------
  Total liabilities and stockholders' equity..............................................  $   24,755  $   23,527
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                              MENLEY & JAMES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1994        1995        1996
                                                                                ----------  ----------  ----------
Net sales.....................................................................  $   18,843  $   14,395  $   14,297
Cost of goods sold............................................................       8,840       7,101       6,850
                                                                                ----------  ----------  ----------
Gross profit..................................................................      10,003       7,294       7,447
Selling, general and administrative expenses..................................       7,595       4,914       5,463
Gain on sale of brand.........................................................         619          --          --
Valuation adjustment..........................................................      12,845          --          --
Depreciation and amortization.................................................       1,818       1,569       1,536
                                                                                ----------  ----------  ----------
Income (loss) from operations.................................................     (11,636)        811         448
Interest expense..............................................................         588         237          70
                                                                                ----------  ----------  ----------
Income (loss) before income taxes.............................................     (12,224)        574         378
Provision for income taxes....................................................         657         455         416
                                                                                ----------  ----------  ----------
Net income (loss).............................................................     (12,881)        119         (38)
Accumulated deficit, beginning of year........................................     (11,548)    (24,429)    (24,310)
                                                                                ----------  ----------  ----------
Accumulated deficit, end of year..............................................  $  (24,429) $  (24,310) $  (24,348)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Net income (loss) per share of common stock...................................  $    (2.10) $     0.02  $    (0.01)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average number of common shares outstanding..........................       6,148       6,148       6,148
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                              MENLEY & JAMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      1994       1995       1996
                                                                                   ----------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)..............................................................  $  (12,881) $     119        (38)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization................................................       1,818      1,569      1,536
    Amortization of deferred financing costs.....................................          38         37         38
    Deferred income tax benefit..................................................         (19)        --         --
    Valuation adjustment.........................................................      12,845         --         --
    Deferred income taxes........................................................         564        420        427
    Changes in operating assets and liabilities:
      Accounts receivable........................................................        (134)       572        412
      Inventory..................................................................       1,769        777        423
      Prepaid expenses...........................................................         780         40        (77)
      Accounts payable...........................................................        (321)      (243)       294
      Accrued expenses...........................................................        (189)      (438)       (32)
                                                                                   ----------  ---------  ---------
  Net cash provided by operating activities......................................       4,270      2,853      2,983

Cash flows from investing activities:
  Property purchases, net of capital lease obligation............................        (329)      (216)      (314)
  Sale of long-term assets.......................................................       1,705         --         --
                                                                                   ----------  ---------  ---------
  Net cash provided by (used in) investing activities............................       1,376       (216)      (314)
                                                                                   ----------  ---------  ---------

Cash flows from financing activities:
  Repayment of borrowings........................................................      (6,265)    (2,200)    (1,452)
                                                                                   ----------  ---------  ---------
  Net cash used in financing activities..........................................      (6,265)    (2,200)    (1,452)
                                                                                   ----------  ---------  ---------
Net increase (decrease) in cash..................................................        (619)       437      1,217
Cash and cash equivalents, beginning of year.....................................       1,170        551        988
                                                                                   ----------  ---------  ---------
Cash and cash equivalents, end of year...........................................  $      551  $     988  $   2,205
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

                            See accompanying notes.

                              MENLEY & JAMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

    Menley & James, Inc. ("the Company") and its wholly owned subsidiary, Menley & James Laboratories, Inc. were incorporated in Delaware in 1990. The Company, through Menley & James Laboratories, Inc., currently markets and distributes a portfolio of over-the-counter pharmaceutical and toiletries products to drugstores, supermarkets, and other mass merchandisers throughout the United States.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Menley & James Laboratories, Inc. All material intercompany transactions and accounts have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Revenue is recognized when products are shipped. Provisions for estimated returns and cash discounts are made when revenues are recognized.

CASH EQUIVALENTS

    Cash equivalents consist of highly liquid temporary cash investments with original maturities less than three months which are valued at cost plus accrued interest.

INVENTORIES

    Inventories are stated at the lower of cost or market by the first-in, first-out method.

PRODUCT LINES, TRADE NAMES AND PACKAGING DESIGNS

    Substantially all of the product lines and trade names were recorded at the time of the acquisition in 1990 and allocated among the brands based on valuations performed at that time.

    Packaging designs are being amortized over five years. Product lines and trade names are being amortized over fourteen years. Accumulated amortization at December 31, 1995 and 1996 was $7.6 million and $8.7 million, respectively. Amortization expense relating to product lines, trade names and packaging designs was $1.5 million, $1.3 million and $1.2 million for the years 1994, 1995 and 1996, respectively.

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS 121 did not have a material effect on the Company's consolidated financial statements.

                              MENLEY & JAMES, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In the event that facts and circumstances indicate that intangible or other assets may be impaired, an evaluation of the recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down to market value or discounted cash flow value is required.

PROPERTY AND EQUIPMENT

    Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at December 31, 1995 and 1996 was $1.3 million and $1.6 million, respectively. Depreciation expense was $301,000, $291,000 and $380,000 for years 1994, 1995 and 1996, respectively.

CONSUMER PROMOTIONS

    The estimated redemption value of coupons is charged to marketing and promotion expense when the coupons are distributed to the consumer. The incremental product cost of "two-for-one" or "bonus pack" offers is charged to advertising and promotion expense as sales of the related product occur.

EARNINGS PER SHARE

    Earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock, if dilutive.

INCOME TAXES

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

STOCK-BASED COMPENSATION

    During October 1995, the FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company will continue to account for employee purchase rights and stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 disclosures are effective in the accompanying financial statements.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in pro forma net income and earnings per share that are not materially different from amounts reported.

                              MENLEY & JAMES, INC.

NOTE 3--INVENTORIES

    Inventories consist of the following:

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1995       1996
                                                                       ---------  ---------

                                                                          (IN THOUSANDS)
Raw materials........................................................  $   1,253  $   1,078
Work in process......................................................        307        191
Finished goods.......................................................      2,265      2,133
                                                                       ---------  ---------
                                                                       $   3,825  $   3,402
                                                                       ---------  ---------
                                                                       ---------  ---------

NOTE 4--PRODUCT LINES AND TRADE NAMES

    Since the acquisition, profit margins for certain of the products have been below management's expectations principally as a result of lower than expected sales levels. During 1994, the Company performed a detailed evaluation of the product lines which took into consideration estimated future cash flows of the individual brands based on the brands' projected sales and the direct costs associated with manufacturing and selling the brands. Where the individual brands' undiscounted cash flow projections were less than the carrying value, an impairment loss was calculated and recognized. In determining the amount of impairment loss, the value of each product line was calculated using the discounted future estimated annual cash flows. A discount rate of 25%, which represents an estimated risk-adjusted cost of capital, was used in the calculation. This evaluation resulted in a noncash charge to earnings in 1994 of $12.8 million and reduced the carrying value of the product lines from $27.1 million to $14.3 million. This remaining carrying value of $14.3 million ($12.0 million at December 31, 1996) does not necessarily represent the amount that could be obtained by a sale of any or all brands to a third party. Also, as part of this evaluation, the remaining amortization period of the product lines and trade names has decreased from twenty-six years to fourteen years. This reduction to fourteen years reflects the estimated time frame required to realize the carrying value of the product lines. This decrease in amortization period coupled with the reduction in carrying value did not result in a material change to annual amortization.

NOTE 5--LONG-TERM DEBT

    Long-term debt consists of:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1995       1996
                                                                         ---------  ---------

                                                                            (IN THOUSANDS)
Term loan..............................................................  $   2,100  $     661
Obligations under capital lease........................................         62         49
                                                                         ---------  ---------
                                                                             2,162        710
Less: current maturities...............................................      1,157        674
                                                                         ---------  ---------
Total long-term debt...................................................  $   1,005  $      36
                                                                         ---------  ---------
                                                                         ---------  ---------

                              MENLEY & JAMES, INC.

NOTE 5--LONG-TERM DEBT (CONTINUED)
    At December 31, 1996 the Company had $661 thousand outstanding under its term loan which was paid on January 23, 1997. The term loan interest was at a fixed rate of 6.65%, and was secured by a first lien on all assets of the Company. At December 31, 1995 and 1996, there was no amount outstanding under the revolving credit facility which has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998, unless extended. The Company pays a 0.25% commitment fee on the unused portion of the credit facility. Letters of credit may be issued under this facility up to a maximum of $1.0 million. No letters of credit were issued during 1995 or 1996.

    The Company is permitted to choose between various interest rate options for the revolving credit facility, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest period to which the interest rate options are to apply, subject to certain parameters. The interest rate options available to the Company at December 31, 1996 were Prime rate or LIBOR rate plus a borrowing margin of 0.75% and 3.0%, respectively.

    The Company's loan agreement contains financial and other covenants including limitations on the payment of dividends, restrictions on the sale of assets, limitations on capital expenditures and maintenance of minimum levels of sales, working capital, net worth, and debt coverage ratios.

    The Company leases computer equipment under a capital lease which expires June 2000 and has been recorded at its fair market value. Future minimum payments under this lease are as follows: years ending December 31, 1997 through 1999--$13,500; five months ended June 30, 2000--$8,000.

    Interest payments for the years 1994, 1995 and 1996, were approximately $566,000, $217,000 and $103,000, respectively.

NOTE 6--INCOME TAXES

    Significant components of the Company's deferred tax assets and liabilities at December 31, were as follows (in thousands):

                                                                                      1994       1995       1996
                                                                                    ---------  ---------  ---------
Deferred tax liabilities:
  Prepaid expenses and other......................................................  $     125  $      90  $     155
  Amortization of organizational costs and packaging designs......................        436        408        348
  Depreciation....................................................................        267        291        309
                                                                                    ---------  ---------  ---------
Total deferred tax liabilities....................................................  $     828  $     789  $     812
                                                                                    ---------  ---------  ---------

Deferred tax assets:
  Net operating loss carryforwards................................................      3,576      3,142      2,768
  Promotional expenses............................................................        319        146        174
  Nondeductible allowances and reserves...........................................        385        334        245
  Other...........................................................................         42         49         80
                                                                                    ---------  ---------  ---------
Total deferred tax assets.........................................................      4,322      3,671      3,267
Valuation allowance for deferred tax assets.......................................     (1,582)    (1,390)    (1,390)
                                                                                    ---------  ---------  ---------
Deferred tax assets, net of valuation allowance...................................      2,740      2,281      1,877
                                                                                    ---------  ---------  ---------
Net deferred tax assets...........................................................  $   1,912  $   1,492  $   1,065
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                              MENLEY & JAMES, INC.

NOTE 6--INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes are as follows (in thousands):

                                                                                              1994       1995       1996
                                                                                            ---------  ---------  ---------
Current:
  Federal.................................................................................  $      30  $      20  $       9
  State...................................................................................         63         15        (20)
                                                                                            ---------  ---------  ---------
Total current.............................................................................         93         35        (11)
Deferred..................................................................................        564        420        427
                                                                                            ---------  ---------  ---------
Provision for income taxes................................................................  $     657  $     455  $     416
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The reconciliation between the Company's provision for income taxes and the U.S. federal statutory tax rates is (in thousands):

                                                                                          1994       1995       1996
                                                                                        ---------  ---------  ---------
Tax (benefit) at U.S. statutory rates.................................................  $  (4,156) $     195  $     129
State taxes, net of federal tax benefit...............................................       (611)        29         19
Product lines and other amortization not deductible for tax...........................        402        411        375
Valuation adjustment..................................................................      5,138       (192)        --
Realization of previously unrecorded deferred tax assets..............................       (327)        --         --
Increase in valuation reserve.........................................................        284         --         --
Other.................................................................................        (73)        12       (107)
                                                                                        ---------  ---------  ---------
Provision for income taxes............................................................  $     657  $     455  $     416
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

    The Company has approximately $6.8 million of tax return net operating loss carryforwards currently available on an unlimited basis to offset federal net taxable income. These loss carryforwards expire in the years 2005 through 2008.

NOTE 7--LEASES

    The Company leases an office facility and automobiles under noncancelable operating leases which expire at various dates through 2001. Future minimum payments under these leases consist of the following at December 31, 1996:
1997--$158,000; 1998--$158,000; 1999--$157,000; 2000--$163,000; 2001--$14,000.

    Rental expense for operating leases for the years 1994, 1995 and 1996 was $301,000, $282,000 and $150,000 respectively.

NOTE 8--COMMON STOCK AND STOCK OPTIONS

    In 1991, the Board of Directors adopted, and the stockholders approved, a stock option plan which authorized the grant of stock options with respect to 380,000 shares of the Company's common stock and granted options to purchase 289,180 shares of common stock at an exercise price of $7.89 per share. No options were granted or exercised during 1994. During 1995 options were granted to purchase 30,000 shares of common stock at an exercise price of $0.69 per share. During 1996, options were granted to purchase 15,000 and 30,000 shares of common stock at exercise prices of $1.19 and $1.56 respectively. At December 31, 1996, 262,460 options are vested and exercisable. On February 1, 1996, 224,960 options were

                              MENLEY & JAMES, INC.

NOTE 8--COMMON STOCK AND STOCK OPTIONS (CONTINUED) revalued reducing the exercise price from $7.89 per share to $1.25 per share, which reflected the share price at the close of business February 1, 1996. As of December 31, 1996 one half of the options issued in 1996 were exercisable; the remaining options shall become exercisable in two equal installments on January 1, and April 1, 1997.

NOTE 9--COMMITMENTS

    The Company has license and sales and marketing agreements to manufacture and/or market certain products. Under these agreements the Company is required to pay royalties based upon various percentages of net sales and/or net profits. Additionally, pursuant to the above agreements, the Company may be entitled to receive monies based on losses, if any, incurred during the year on certain of the products. Net sales of all products under agreements, for the years ended 1994, 1995 and 1996 were equal to 12.6%, 5.0% and 9.3%, respectively, of total net sales. Royalty expense, net, for the years 1994, 1995 and 1996 was $118,000, $48,000 and $23,000, respectively.

NOTE 11--SUPPLEMENTAL INFORMATION

    Advertising expense for the years 1994, 1995 and 1996 was $354,000, $1,000 and $613,000, respectively.

    For each of the years 1994, 1995 and 1996, one customer accounted for approximately 12%, 13% and 17%, respectively, of net sales. The Company operates in the health and beauty care segments and primarily sells its products to eight trade classes. These trade classes are drug wholesalers, drug chains, mass merchandisers, food chains, grocery wholesalers, service merchandisers, barber and beauty customers and the government. The largest of these are drug wholesalers and drug chains, which account for approximately 43% and 27%, respectively, of accounts receivable as of December 31, 1996. In the Company's opinion, there is not a material risk of loss due to credit concentration.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The information with respect to directors and executive officers of the Company contained under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 1997, is incorporated herein by reference in response to this item.

    The following table sets forth certain information with respect to the executive officers and directors of the Company:

NAME                                               AGE                                POSITION
---------------------------------------------      ---      ------------------------------------------------------------
Lawrence D. White............................          51   Director, Chairman of the Board, President and
                                                            Chief Executive Officer
Greg L. Kearl................................          46   Director, Executive Vice President, Chief Operating Officer,
                                                            Secretary and Treasurer
William W. Yeager............................          56   Chief Financial Officer
Peter J. Carr (2)............................          41   Director
Franklin W. Krum (1).........................          63   Director
James T. McMillan, II (1)....................          50   Director
Bruce W. Simpson (2).........................          55   Director
James E. Thomas (1) (2)......................          36   Director

------------------------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

    Lawrence D. White has served as Director, Chief Executive Officer and President of the Company since its inception in 1990 and as Chairman of the Board since November 1990. From January 1986 to May 1990 he was Vice President of Marketing and Sales for SmithKline Consumer Products, a division of SB. Prior to working at SB, Mr. White was at Revlon's Norcliff Thayer Division as Vice President of Marketing from June 1982 to December 1985, as Director of Brand Management from June 1981 to May 1982, as Marketing Group Director from October 1978 to May 1981, and as a Brand Manager from November 1977 to September 1978.

    Greg L. Kearl has served as Executive Vice President and Secretary of the Company since its inception in 1990, as Chief Operating Officer since January 1991 and as Treasurer and a Director since April 1991. From 1984 until May 1990 he was employed by SmithKline Consumer Products in a variety of positions, including Vice President of Sales from August 1986 until May 1990, Director--New Products from August 1986 to November 1986, and National Sales Director from 1984 to August 1986. Prior to working at SB, Mr. Kearl was at McNeil Consumer Products Company in a variety of positions including Eastern Regional Sales Manager from October 1983 to April 1984, as Director of Special Markets Region from February 1982 to October 1983, and as Director of Sales Administration from April 1981 to March 1982.

    William W. Yeager has served as Chief Financial Officer of the Company since July 1991. Mr. Yeager is a Certified Public Accountant. From October 1990 to June 1991 he was Director of Finance and Controller at Davco Food Inc., a restaurant chain. From February 1982 to September 1990 he served as Executive Vice President and Chief Financial Officer for Frycor Inc., a restaurant operating concern.

    Peter J. Carr has served as a Director of the Company since its inception. He has been a principal of Carr & Company, LLC, an investment and financial advisory company, since January 1990. Mr. Carr was formerly a Managing Director and a member of the Board of Directors of Dean Witter Capital Corporation and Dean Witter Realty Inc., where he was employed from September 1982 to December 1989. Mr. Carr is also President and Chairman of Empyrean Holdings Corporation, a private equity investment company.

    Franklin W. Krum has served as a Director of the Company since 1995. Mr. Krum is the President and Chief Executive Officer of Golden Cat, a division of Ralston Purina Company. He was President and Chief Executive Officer of the Golden Cat Corporation from 1990 to 1995 and formerly was with Grand Metropolitan Plc as President and Chief Executive Officer of ALPO Pet Foods from 1987 to 1990 and Senior Vice President of Sales and Marketing from 1981 to 1987.

    James T. McMillan, II was elected a Director July, 1996. Mr. McMillan is the Chairman and Chief Executive Officer of Ferndale Laboratories, Inc. Mr. McMillan has served as Chairman since 1990. He joined Ferndale Laboratories, Inc. in 1985 as Vice Chairman and Chief Executive Officer.

    Bruce W. Simpson was elected a Director July, 1996. Mr. Simpson is the President and Chief Executive Officer of Medeva Pharmaceuticals, Inc. (formerly Adams Laboratories, Inc.), a division of Medeva Plc. From 1973 to 1992 he was employed by Fisons Corporation in a variety of positions including Executive Vice President and General Manager of U.S. Operations from October 1988 to February 1992 and Vice President Sales and Marketing from June 1982 to October 1988.

    James E. Thomas has served as a Director of the Company since 1992. He has been employed since 1989 by E. M. Warburg, Pincus and Co. Inc., where he currently serves as a Managing Director. Prior to that, he was Vice-President with Goldman Sachs International. Mr. Thomas is a Director of Anergen, Inc., Celtrix Pharmaceuticals, Inc., Transkaryotic Therapies, Inc., Xomed Surgical Products, Inc., and a number of privately-held companies.

    The Board of Directors currently consists of seven directors. All directors are elected by the stockholders at each annual meeting to serve until the next annual meeting and until their successors are elected and qualified. The Company has agreed that, so long as Warburg holds at least 20% of the outstanding Common Stock, Warburg will have the right to designate up to two directors and the Company will use its best efforts to cause such persons to remain on the Board of Directors, provided, however, that in no event does Warburg have the right under the agreement to designate more than one-half of the number of directors serving at any time. Currently, only one director serves as a designee of Warburg, although Warburg has the right to nominate a second director. If Warburg owns less than 20%, but more than 5% of the Common Stock, Warburg will have the right to designate one director. Officers are selected by and serve at the discretion of the Board of Directors.

    The Company's Restated Certificate of Incorporation provides that, to the fullest extent permitted by Delaware law, its directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Restated Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as injunction, rescission or other forms of nonmonetary relief would remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not taken or made in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's liabilities under any other laws, such as the federal securities laws.

ITEM 11. EXECUTIVE COMPENSATION.

    The information with respect to executive compensation is contained under the caption "Executive Compensation" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 1997, and is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information with respect to security ownership of certain beneficial owners and management contained under the caption "Security Ownership of Management and Others" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 1997 is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information with respect to certain relationships and related transactions contained under the caption "Certain Transactions" in the Company's Proxy Statement, to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 1997, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)  Exhibits
      (1)  The following Consolidated Financial Statements of the Company are included in Item 8 of this report:
           Consolidated Balance Sheets as of December 31, 1995 and 1996.
           Consolidated Statements of Operations and Accumulated Deficit for the years ended December 31, 1994, 1995 and 1996.
           Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
           Notes to Consolidated Financial Statements.
      (2)  The following Consolidated Financial Statement Schedule of the Company as required by Item 8 of Form 10-K and Item 14(d) of Form 10-K for the years ended December 31, 1994, 1995 and 1996 is filed as part of this report:

                 PAGE   SCHEDULE
           -----------  --------------------------------------------------------------------------------------------------
                   25   Schedule II--Valuation and Qualifying Accounts and Reserves.

           All supporting schedules other than the above have been omitted, because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto.
      (3)  Listing of Exhibits (An exhibit index immediately preceding the exhibits indicates the page number where each exhibit can be found):
           The Company will furnish, upon request, any exhibit listed herein upon the payment of a fee not to exceed reasonable expenses incurred by the Company in furnishing such exhibit.
     *3.1  Restated Certificate of Incorporation of the Company, as amended on March 19, 1991
     *3.2  By-Laws of the Company, amended as of November 26, 1991
     *4.1  Specimen Stock Certificate for Common Stock $.01 par value
    *10.1  Lease between Commonwealth Corporate Center Associates and the Company, dated April
           30, 1990 and First Amendment, dated as of May 24, 1991, relating to property at 100
           Tournament Drive, Horsham, Pennsylvania
    *10.2  1991 Stock Option Plan of the Company, amended as of November 20, 1991
    *10.5  Asset Purchase Agreement, dated as of April 9, 1990, among the Company, SmithKline
           Beecham Corporation and SmithKline Beecham Americas Inc., including as Exhibit B thereto the Transitional Services Agreement between the Company and SB
    *10.8  Shareholder Agreement, dated as of November 6, 1990, among the Company, Warburg,
           Pincus Investors, L.P., William Learnard, Lawrence D. White, Walter W. Witoshkin,
           Greg L. Kearl, M&J Holdings L.P. and The Witoshkin 1990 Trust; Amendment No. 1
           thereto, dated as of March 22, 1991 and Amendment No. 2 thereto, dated as of
           November 22, 1991.
    *10.9  Form of Agreement, dated as of November 20, 1991, by and between the Company and
           Warburg, Pincus Investors, L.P.
   *10.10  License Agreement for Garfield multivitamin products dated as of March 22, 1991, by and between the Company and United Feature Syndicate, Inc.
   *10.11  License Agreement dated as of May 29, 1990, by and between the Company and
           SmithKline Beecham Corporation, as amended on October 31, 1991.
   *10.12  Form of Executive Stock Purchase Agreement
    10.13  Loan Agreement, dated as of December 2, 1993, between Menley & James Laboratories,
           Inc. and Meridian Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 1993)
    10.14  Security Agreement, dated as of December 2, 1993, between Menley & James
           Laboratories, Inc. and Meridian Bank. (Incorporated by reference to the Company's
           Current Report on Form 8-K filed December 20, 1993)

    10.15  Trademark Security Agreement, dated as of December 1, 1993, between Menley & James Laboratories, Inc. and
           Meridian Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 20,
           1993)
    10.16  Guaranty, dated as of December 2, 1993, between the Registrant and Meridian Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 1993)
    10.17  First Amendment to Loan Agreement and Guaranty, dated as of February 6, 1995, between the Company and
           Meridian Bank. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30,
           1995. Commission File No. 000-19788).
    10.18  License Agreement for Garfield bath products, dated as of October 26, 1992, and amended as of July 7,
           1993 and June 16, 1994, by and between the Company and PAWS Incorporated. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 1995. Commission File No. 000-19788).
    10.19  Amendment for Garfield multivitamin products, dated as of June 16, 1994 to License Agreement between the
           Company and PAWS Incorporated. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 1995. Commission File No. 000-19788).
    10.20  Stock Option Agreement, dated as of April 7, 1995, between the Company and Alan J. Dalby (Director).
           (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission
           File No. 000-19788).
    10.21  Stock Option Agreement, dated as of April 7, 1995, between the Company and Franklin W. Krum (Director).
           (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission
           File No. 000-19788).
    10.22  Severance Agreement, dated as of October 15, 1995, between the Company and Greg L. Kearl. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No.
           000-19788).
    10.23  Severance Agreement, dated as of October 15, 1995, between the Company and Lawrence D. White.
           (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission
           File No. 000-19788).
    10.24  Second Amendment to Lease dated, as of December 20, 1995, relating to property at 100 Tournament Drive,
           Horsham, Pennsylvania. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March
           27, 1996. Commission File No. 000-19788).
    10.25  Revisions, dated as of May 1, 1995, October 11, 1995 and November 16, 1995 to the Loan Agreement between the Company and Meridian Bank. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No. 000-19788).
    10.26  Letter, dated as of February 13, 1996, repricing outstanding stock options under the Company's 1991 Stock
           Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996.
           Commission File No. 000-19788).
    10.27  Form of Director Stock Option Agreement.
    10.28  Revisions, dated as of June 24, 1996 and October 7, 1996 to the Loan Agreement between the Company and
           CoreStates Bank.
    *22.1  List of Subsidiaries.
     27.1  Financial Data Schedule for the year ended December 31, 1996, submitted electronically to the Securities and Exchange Commission.

------------------------

* Filed as an exhibit to the Registration Statement on Form S-1, Registration No. 33-44260, declared effective by the Securities and Exchange Commission on January 17, 1992, which is incorporated by reference herein.

(b) No reports on Form 8-K were filed during the period covered by this report.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MENLEY & JAMES, INC.

                                             /S/ LAWRENCE D. WHITE
                                 ---------------------------------------------
                                               Lawrence D. White
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Director, Chairman of the
    /s/ LAWRENCE D. WHITE         Board, President and
------------------------------    Chief Executive Officer      March 27, 1997
     (Lawrence D. White)          (Principal Executive
                                  Officer)

                                Director, Executive Vice
      /s/ GREG L. KEARL           President, Chief
------------------------------    Operating Officer,           March 27, 1997
       (Greg L. Kearl)            Secretary and Treasurer

                                Chief Financial Officer
    /s/ WILLIAM W. YEAGER         (Principal Financial
------------------------------    Officer and Principal        March 27, 1997
     (William W. Yeager)          Accounting Officer)

      /s/ PETER J. CARR         Director
------------------------------                                 March 27, 1997
       (Peter J. Carr)

     /s/ FRANKLIN W. KRUM       Director
------------------------------                                 March 27, 1997
      (Franklin W. Krum)

  /s/ JAMES T. MCMILLAN, II     Director
------------------------------                                 March 27, 1997
   (James T. McMillan, II)

     /s/ BRUCE W. SIMPSON       Director
------------------------------                                 March 27, 1997
      (Bruce W. Simpson)

     /s/ JAMES E. THOMAS        Director
------------------------------                                 March 27, 1997
      (James E. Thomas)

                                                                     SCHEDULE II

                              MENLEY & JAMES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

    The Company's valuation accounts were as follows:

                                                                  BALANCE AT   CHARGED TO                BALANCE AT
                                                                   BEGINNING    COSTS AND                  END OF
                                                                   OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                                                  -----------  -----------  -----------  -----------
For the year ended December 31, 1994
  Deducted from asset accounts:
    Allowance for doubtful accounts.............................   $     211    $      --    $      42    $     169
    Reserve for cash discounts..................................          60          410          395           75
    Reserve for returns and allowances..........................         393        2,107        2,085          415
    Reserve for inventory obsolescence..........................         161          274          399           36
    Valuation allowance for deferred tax assets.................       1,298          284           --        1,582
                                                                  -----------  -----------  -----------  -----------
      Totals....................................................   $   2,123    $   3,075    $   2,921    $   2,277
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

For the year ended December 31, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts.............................   $     169    $     109    $     108    $     170
    Reserve for cash discounts..................................          75          313          340           48
    Reserve for returns and allowances..........................         415        2,313        2,293          435
    Reserve for inventory obsolescence..........................          36          191          222            5
    Valuation allowance for deferred tax assets.................       1,582           --          192        1,390
                                                                  -----------  -----------  -----------  -----------
      Totals....................................................   $   2,277    $   2,926    $   3,155    $   2,048
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

For the year ended December 31, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts.............................   $     170    $      50    $     208    $      12
    Reserve for cash discounts..................................          48          328          330           46
    Reserve for returns and allowances..........................         435        1,938        1,907          466
    Reserve for inventory obsolescence..........................           5          112          112            5
    Valuation allowance for deferred tax assets.................       1,390           --           --        1,390
                                                                  -----------  -----------  -----------  -----------
      Totals....................................................   $   2,048    $   2,428    $   2,557    $   1,919
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

    Deductions from the allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries. Deductions from the reserve for cash discounts represent discounts taken by customers during the periods. Deductions from the reserve for returns and allowances represent claims authorized during the periods. Deductions from the reserve for inventory obsolescence represent inventories written off.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                                                                                               PAGE
---------                                                                                                      -----------
     *3.1  Restated Certificate of Incorporation of the Company, as amended on March 19, 1991
     *3.2  By-Laws of the Company, amended as of November 26, 1991
     *4.1  Specimen Stock Certificate for Common Stock $.01 par value
    *10.1  Lease between Commonwealth Corporate Center Associates and the Company, dated April 30, 1990 and
           First Amendment, dated as of May 24, 1991, relating to property at 100 Tournament Drive, Horsham,
           Pennsylvania
    *10.2  1991 Stock Option Plan of the Company, amended as of November 20, 1991
    *10.5  Asset Purchase Agreement, dated as of April 9, 1990, among the Company, SmithKline Beecham
           Corporation and SmithKline Beecham Americas Inc., including as Exhibit B thereto the Transitional
           Services Agreement between the Company and SB
    *10.8  Shareholder Agreement, dated as of November 6, 1990, among the Company, Warburg, Pincus Investors,
           L.P., William Learnard, Lawrence D. White, Walter W. Witoshkin, Greg L. Kearl, M&J Holdings L.P.
           and The Witoshkin 1990 Trust; Amendment No. 1 thereto, dated as of March 22, 1991 and Amendment
           No. 2 thereto, dated as of November 22, 1991.
    *10.9  Form of Agreement, dated as of November 20, 1991, by and between the Company and Warburg, Pincus
           Investors, L.P.
   *10.10  License Agreement for Garfield multivitamin products dated as of March 22, 1991, by and between the Company and United Feature Syndicate, Inc.
   *10.11  License Agreement dated as of May 29, 1990, by and between the Company and SmithKline Beecham
           Corporation, as amended on October 31, 1991.
   *10.12  Form of Executive Stock Purchase Agreement
    10.13  Loan Agreement, dated as of December 2, 1993, between Menley & James Laboratories, Inc. and
           Meridian Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed
           December 20, 1993)
    10.14  Security Agreement, dated as of December 2, 1993, between Menley & James Laboratories, Inc. and
           Meridian Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed
           December 20, 1993)
    10.15  Trademark Security Agreement, dated as of December 1, 1993, between Menley & James Laboratories,
           Inc. and Meridian Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 1993)
    10.16  Guaranty, dated as of December 2, 1993, between the Registrant and Meridian Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 1993)
    10.17  First Amendment to Loan Agreement and Guaranty, dated as of February 6, 1995, between the Company and Meridian Bank. (Incorporated by reference to the Company's Annual Report on Form 10-K filed
           March 30, 1995. Commission File No. 000-19788).
    10.18  License Agreement for Garfield bath products, dated as of October 26, 1992, and amended as of July
           7, 1993 and June 16, 1994, by and between the Company and PAWS Incorporated. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 1995. Commission File No.
           000-19788).
    10.19  Amendment for Garfield multivitamin products, dated as of June 16, 1994 to License Agreement between the Company and PAWS Incorporated. (Incorporated by reference to the Company's Annual
           Report on Form 10-K filed March 30, 1995. Commission File No. 000-19788).
    10.20  Stock Option Agreement, dated as of April 7, 1995, between the Company and Alan J. Dalby
           (Director). (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27,
           1996. Commission File No. 000-19788).
    10.21  Stock Option Agreement, dated as of April 7, 1995, between the Company and Franklin W. Krum
           (Director). (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27,
           1996. Commission File No. 000-19788).

    10.22  Severance Agreement, dated as of October 15, 1995, between the Company and Greg L. Kearl.
           (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996.
           Commission File No. 000-19788).
    10.23  Severance Agreement, dated as of October 15, 1995, between the Company and Lawrence D. White.
           (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996.
           Commission File No. 000-19788).
    10.24  Second Amendment to Lease dated, as of December 20, 1995, relating to property at 100 Tournament
           Drive, Horsham, Pennsylvania. (Incorporated by reference to the Company's Annual Report on Form
           10-K filed March 27, 1996. Commission File No. 000-19788).
    10.25  Revisions, dated as of May 1, 1995, October 11, 1995 and November 16, 1995 to the Loan Agreement
           between the Company and Meridian Bank. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No. 000-19788).
    10.26  Letter, dated as of February 13, 1996, repricing outstanding stock options under the Company's
           1991 Stock Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No. 000-19788).
    10.27  Form of Director Stock Option Agreement.
    10.28  Revisions, dated as of June 24, 1996 and October 7, 1996 to the Loan Agreement between the Company and CoreStates Bank.
    *22.1  List of Subsidiaries.
     27.1  Financial Data Schedule for the year ended December 31, 1996, submitted electronically to the
           Securities and Exchange Commission.

------------------------

* Filed as an exhibit to the Registration Statement on Form S-1, Registration No. 33-44260, declared effective by the Securities and Exchange Commission on January 17, 1992, which is incorporated by reference herein.