Form 10-Q
period 1997-03-31
MENLEY & JAMES INC
filed 1997-05-15
CIK 881462

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997


                  Commission File Number: 000-19788


                      MENLEY & JAMES, INC.
      (Exact name of registrant as specified in its charter)

              Delaware                        23-2621602
       (State of incorporation)   (I.R.S. Employer Identification No.)

                    100 Tournament Drive
                Horsham, Pennsylvania  19044
            (Address of principal executive office)

                      (215) 441-6500
               Registrant's telephone number
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 1, 1997, was 6,148,518.

                       MENLEY & JAMES, INC.

                             INDEX
                                                                     Page No.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Condensed Consolidated Balance Sheets - March 31, 1996,
  December 31, 1996 and March 31, 1997 . . . . . . . . . . .            3

Condensed Consolidated Statements of Operations - Three Months
  Ended March 31, 1996 and 1997 . . . . . . . . . . . . . . .           4

Condensed Consolidated Statements of Cash Flows - Three Months
  Ended March 31, 1996 and 1997 . . . . . . . . . . . . . . . .         5

Notes to Condensed Consolidated Financial Statements . . . . . .        6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . .       7

               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .        8

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .        8

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .        8

Item 4.  Submission of Matters to a Vote of Security Holders . .        8

Item 5.  Other Information . . . . . . . . . . . . . . . . . . .        8

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . .        8

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .        10

                      MENLEY & JAMES, INC.
              Condensed Consolidated Balance Sheets
                       (In thousands)

                                       March 31,    December 31,    March 31,
                                         1996           1996          1997
                                     -----------    ------------   ----------
                                     (Unaudited)                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents . . . . .   $  2,027       $ 2,205     $  2,196
  Accounts receivable, net of
    allowances of $635 and $524
    in 1996 and $488 in 1997  . . . .      1,894         2,721        2,180
  Inventory . . . . . . . . . . . . .      3,872         3,402        3,849
  Other current assets  . . . . . . .      1,334         1,082        1,069
                                         -------       -------      -------
  Total current assets  . . . . . . .      9,127         9,410        9,294
Other long-term assets . . . . . . .       1,527         1,388        1,378
Product lines, trade names and
  packaging designs, net . . . . . . .    13,009        12,168       11,899
Long-term deferred tax asset . . . . .       594           561          535
                                         -------       -------      -------
  Total assets  . . . . . . . . . . .    $24,257       $23,527      $23,106
                                         =======       =======      =======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable  . . . . . . . . . .   $   812       $ 1,109      $ 1,498
 Accrued expenses  . . . . . . . . . .       282           541          392
 Current maturities of long-term debt      1,214           674           46
                                         -------       -------      -------
 Total current liabilities . . . . . .     2,308         2,342        1,936
Long-term debt . . . . . . . . . . . .       707            36           --
Preferred stock, $1 par value,
  authorized 5,000,000 shares,
  none issued and outstanding . . . . .       --            --           --
Stockholders' equity:
  Common stock, $.01 par value,
    authorized 15,000,000 shares,
    issued and outstanding 6,148,518
    shares in 1996 and 1997 . . . . . .       61            61          61
  Additional paid-in capital  . . . . .   45,454        45,454      45,454
  Accumulated deficit . . . . . . . . .  (24,273)      (24,348)    (24,345)
                                         -------       -------     -------
Total stockholders' equity . . . . . .    21,242        21,167      21,170
                                         -------       -------     -------
  Total liabilities and stockholders'
     equity . . . . . . . . . . . . . .  $24,257       $23,527     $23,106
                                         =======       =======     =======


                     See accompanying notes.

                       MENLEY & JAMES, INC.
        Condensed Consolidated Statements of Operations
            (In thousands, except per share data)
                          (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                       1996           1997
                                                    -------        -------
Net sales  . . . . . . . . . . . . . . . . . . .    $ 3,540        $ 3,571
Cost of goods sold . . . . . . . . . . . . . . .      1,858          1,598
                                                    -------        -------
Gross profit . . . . . . . . . . . . . . . . . .      1,682          1,973
Selling, general and administrative expenses . .      1,132          1,589
Depreciation and amortization  . . . . . . . . .        372            350
                                                    -------        -------
Income from operations . . . . . . . . . . . . .        178             34
Interest expense . . . . . . . . . . . . . . . .         28              5
                                                    -------        -------
Income before income taxes . . . . . . . . . . .        150             29
Provision for income taxes . . . . . . . . . . .        113             26
                                                    -------        -------
Net income  . . . . . . . . . . . . . . . . . .     $    37        $     3
                                                    =======        =======

Net income per share of common stock . . . . . .    $  0.01        $  0.00
                                                    =======        =======


Weighted average number of common
  shares outstanding . . . . . . . . . . . . . .      6,148          6,148
                                                    =======        =======


                       See accompanying notes.

                       MENLEY & JAMES, INC.
         Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                          (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                  1996          1997
                                               -------       -------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . .   $    37       $     3
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization . . . . . .        372           350
  Allowance for accounts receivable . . . .        (18)          (36)
  Amortization of deferred financing costs .         9            28
  Deferred income taxes . . . . . . . . . .        113            26
Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . .    1,257           577
  Inventory . . . . . . . . . . . . . . . . .      (47)         (447)
  Prepaid expenses . . . . . . . . . . . . .       (48)           13
  Accounts payable . . . . . . . . . . . . .        (3)          389
  Accrued expenses . . . . . . . . . . . . .      (291)         (149)
                                               -------        ------
Net cash provided by operating activities . .    1,381           754

Cash flows used in investing activities:
  Other, principally property purchases, net .    (101)          (99)

Cash flows used in financing activities:
  Repayment of borrowings . . . . . . . . . . .   (241)         (664)
                                                ------        ------
Net increase (decrease) in cash . . . . . . .    1,039            (9)
Cash and cash equivalents, beginning of period     988         2,205
                                                ------        ------
Cash and cash equivalents, end of period . . . $ 2,027       $ 2,196
                                                ======        ======



                        See accompanying notes.
                                5

                        MENLEY & JAMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE A - INVENTORIES

Inventories consist of the following (in thousands):

                                         March 31,   December 31,  March 31,
                                           1996          1996        1997
                                         --------    -----------   --------
Raw materials. . . . . . . . . . .       $ 1,186      $ 1,078      $ 1,273
Work in process . . . . . . . . .            197          191          690
Finished goods . . . . . . . . . .         2,489        2,133        1,886
                                         -------      -------      -------
                                         $ 3,872      $ 3,402      $ 3,849
                                         =======      =======      =======

NOTE B - INCOME TAXES

The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes.

Item 2:  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Results of Operations

Net sales for the three months ended March 31, 1997 were $3.6 million, compared to $3.5 million for the comparable period of 1996. Sales for 1997 benefitted from sales of products under the Company's sales and marketing agreements which include: Humibid GC, a nonprescription formulation of the Rx drug, Humibid; Derifil, an internal deodorant; and Capsaicin, a generic version of Zostrix cream. Net sales for these brands totaled $394 thousand, an increase of $129 thousand over the three months ending March 31, 1996. Net sales of the Company's remaining brands decreased a net $98 thousand compared to the three months ended March 31, 1996, principally as the result of decreased sales of Garfield, which declined $157 thousand. The sales decline of these remaining brands is due to continued competition and trade destocking pressures.

Cost of goods sold for the three months ending March 31,1997 was $1.6 million compared to $1.9 million in the respective 1996 period, representing 45% and 52% of net sales in their respective periods. The decrease in the cost of goods sold, as a percentage of sales for the three months ended March 31, 1997, is a result of a decrease in returns and allowances, along with the change in mix-of-products sold.

Selling, general and administrative expenses for the three-month period of 1997 was $1.6 million, an increase of $457 thousand compared to the respective 1996 period. The increase for the three months ended March 31, 1997 is primarily due to an increase in marketing costs associated with the products under the Company's sales and marketing agreements. Selling, general and administrative expenses, as a percentage of sales, may fluctuate quarter to quarter based upon the timing of these expenditures and the level of sales within a quarter.

Interest expense, including finance cost amortization, was $5 thousand for the first quarter of 1997, compared to $28 thousand for the prior year period. The decrease for 1997 is due to lower outstanding debt. There was no bank debt outstanding at March 31, 1997. Bank debt outstanding at March 31, 1996 was $1.9 million.

The Company, at December 31, 1996, had a net operating loss carryforward for federal income tax purposes of approximately $6.8 million which may be used to offset future taxable income. These loss carryforwards expire in the years 2005 through 2008. The Company recognized $26 thousand in tax expense for the first quarter of 1997. The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes. The Company has net deferred tax assets of $1.0 million in its condensed consolidated balance sheet as of March 31, 1997, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

For the first quarter ended March 31, 1997, the Company had net income of $3 thousand or $0.00 per share compared to a net income of $37 thousand or $0.01 per share for the first quarter ended March 31, 1996.

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of $7.4 million. Working capital was provided by its operations and may also be provided by the periodic use of its revolving credit facility. The revolving credit facility has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998, unless extended. At March 31, 1997, the Company had no amount outstanding under the revolving credit facility. The amount of borrowing, if any, and the subsequent repayments under the facility depends on the seasonality of the Company's sales, marketing plans and profits.
Also, extended payment date terms consistent with standard industry practice, which are offered to the Company's customers under marketing programs, create seasonal changes in the Company's cash flow. These extended payment programs are directly related to the seasonal promotion of the Company's cough and cold brands.

All outstanding debt under the term loan was paid on January 23, 1997, and the Company has no bank debt outstanding, a reduction of $1.9 million since March 31, 1996.

As of March 31, 1997, the Company's primary cash requirements are for its normal operating activities. The Company's strategic focus in the year ahead is to grow Menley & James by building a brand-name health care products business. The Company's strategy is to develop a new product or revitalize an existing brand, which will receive marketing funds from the cash flow generated from other products, and to purchase a new brand or company, preferably in the Nutraceutical vitamin and herb supplement market. Management believes that cash flow from operations and current and future borrowing capacity will be sufficient to fund the Company's operating and capital requirements for the foreseeable future.

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

Item 3.  Defaults Upon Senior Securities                        None

Item 4.  Submission of Matters to a Vote of Security Holders    None

Item 5.  Other Information                                      None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits                None
         b.  Reports on Form 8-K
             The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 1997.

                                  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MENLEY & JAMES, INC.


Date: May 14, 1997                             /s/ William W. Yeager
                                               ------------------------
                                               William W. Yeager
                                               Chief Financial Officer
                                               (and duly authorized
                                               officer of the registrant)

                                 EXHIBIT INDEX

Exhibit
No.            Description

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.