Form 10-Q
period 1997-06-30
MENLEY & JAMES INC
filed 1997-08-14
CIK 881462

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997

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

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 11, 1997, was 6,148,518.

MENLEY & JAMES, INC.
INDEX
                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Condensed Consolidated Balance Sheets - June 30, 1996,
 December 31, 1996 and June 30, 1997 .................................     3

Condensed Consolidated Statements of Operations - Three Months
 and Six Months Ended June 30, 1996 and 1997..........................     4

Condensed Consolidated Statements of Cash Flows - Six Months
 Ended June 30, 1996 and 1997.........................................     5

Notes to Condensed Consolidated Financial Statements..................     6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............     6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................     8

Item 2.  Changes in Securities........................................     8

Item 3.  Defaults Upon Senior Securities..............................     8

Item 4.  Submission of Matters to a Vote of Security Holders..........     8

Item 5.  Other Information............................................     8

Item 6.  Exhibits and Reports on Form 8-K.............................     8

Signature.............................................................     9

MENLEY & JAMES, INC.
Condensed Consolidated Balance Sheets
(In thousands)

                                       June 30,     December 31,    June 30,
                                         1996           1996          1997
                                       -------      -----------     --------
                                     (Unaudited)                   (Unaudited)
                ASSETS
Current assets:
 Cash and cash equivalents........   $   1,464       $ 2,205       $   1,941
 Accounts receivable, net of
  allowances of $642 and $524
  in 1996 and $461 in 1997........       2,393         2,721           2,164
 Inventory........................       3,879         3,402           3,520
 Other current assets.............       1,097         1,082           1,716
                                         -----         -----           -----
 Total current assets.............       8,833         9,410           9,341
Other long-term assets............       1,438         1,388           1,387
Product lines, trade names and
 packaging designs, net...........      12,781        12,168          11,640
Long-term deferred tax asset......         565           561             407
                                        ------        ------          ------
 Total assets.....................     $23,617       $23,527         $22,775
                                       =======       =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable..................   $   677     $   1,109       $    1,182
 Accrued expenses..................       323           541              460
 Current maturities of long-term debt   1,214           674               43
                                        -----         -----            -----
 Total current liabilities.........     2,214         2,324            1,685
Long-term debt.....................       404            36               --
Preferred stock, $1 par value,
  authorized 5,000,000 shares,
  none issued and outstanding......        --            --               --
Stockholders' equity:
 Common stock, $.01 par value,
  authorized 15,000,000 shares,
  issued and outstanding 6,148,518
  shares in 1996 and 1997..........        61            61              61
 Additional paid-in capital........    45,454        45,454          45,454
 Accumulated deficit...............   (24,516)      (24,348)        (24,425)
                                       ------        ------          ------
Total stockholders' equity.........    20,999        21,167          21,090
                                       ------        ------          ------
Total liabilities and
  stockholders' equity.............    $23,617      $23,527         $22,775
                                        ======       ======          ======

See accompanying notes.
                                                 3

MENLEY & JAMES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
                                       Three Months Ended     Six Months Ended
                                           June 30,                June 30,
                                       ------------------     ----------------
                                       1996         1997      1996        1997
                                       ----         ----      ----        ----

Net sales.........................   $ 3,180     $ 3,280    $ 6,720    $ 6,851
Cost of goods sold................     1,633       1,738      3,491      3,336
                                       -----       -----      -----      -----
Gross profit......................     1,547       1,542      3,229      3,515
Selling, general and
 administrative expenses..........     1,099       1,180      2,231      2,769
Depreciation and amortization.....       373         342        745        692
                                       -----       -----      -----      -----
Income from operations............        75          20        253         54
Interest expense (income).........        19         (28)        47        (23)
                                       -----       -----      -----      -----
Income before income taxes........        56          48        206         77
Provision for income taxes........       299         128        412        154
                                       -----       -----      -----      -----
Net loss..........................   $  (243)    $   (80)    $ (206)   $   (77)
                                      ======      ======     ======     ======
Net loss per share
 of common stock..................   $ (0.04)    $ (0.01)    $(0.03)   $ (0.01)
                                       =====       =====      =====      ======

Weighted average number of common
  shares outstanding..............     6,148       6,148      6,148      6,148
                                       =====       =====      =====      =====
See accompanying notes.
                                               4

MENLEY & JAMES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                                   ----------------
                                                   1996        1997
                                                   ----        ----
Cash flows from operating activities:
 Net loss..............................       $    (206)    $   (77)
 Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
  Depreciation and amortization........             745         692
  Allowance for accounts receivable....             (11)        (63)
  Amortization of deferred financing costs           18          28
  Deferred income taxes................             412         154
Changes in operating assets and liabilities:
 Accounts receivable...................             751         620
 Inventory.............................             (54)       (118)
 Prepaid expenses......................             (81)       (634)
 Accounts payable......................            (138)         73
 Accrued expenses......................            (250)        (81)
                                                   ----        ----
Net cash provided by operating activities         1,186         594

Cash flows used in investing activities:
 Other, principally property
   purchases, net......................            (166)       (191)
Cash flows used in financing activities:
 Repayment of borrowings...............            (544)       (667)
                                                   ----        ----
Net increase (decrease) in cash........             476        (264)
Cash and cash equivalents,
 beginning of period...................             988       2,205
                                                  -----       -----
Cash and cash equivalents, end of period        $ 1,464     $ 1,941
                                                  =====       =====
See accompanying notes.
                                                5

MENLEY & JAMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE A - INVENTORIES

Inventories consist of the following (in thousands):
                                         June 30,    December 31,    June 30,
                                          1996           1996          1997
                                         -------     -----------     -------
Raw materials...................         $ 1,172       $ 1,078       $ 1,288
Work in process.................             236           191           580
Finished goods..................           2,471         2,133         1,652
                                           -----         -----         -----
                                         $ 3,879       $ 3,402       $ 3,520
                                           =====         =====         =====

NOTE B - INCOME TAXES

The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the second quarter ended June 30, 1997 were $3.3 million, an increase of $100 thousand, compared to $3.2 million for the second quarter ended June 30, 1996. Sales for the second quarter 1997 benefitted from sales of products under the Company's sales and marketing agreements which include:
Humibid GC, a nonprescription formulation of the Rx drug, Humibid;

Derifil, an internal deodorant; and Capsaicin, a generic version of Zostrix cream. Net sales for these brands totaled $271 thousand, an increase of $254 thousand over the three months ending June 30, 1996. Net sales of the Company's remaining brands decreased a net of $152 thousand compared to the three months ended June 30, 1996, principally as the result of decreased sales of AsthmaHaler and Garfield, which declined $183 thousand. The sales decline of these remaining brands is due to continued competition and trade destocking pressures. Net sales for the six months ended June 30, 1997 were $6.9 million, compared to $6.7 million for the comparable period of 1996. Year-to-date sales of products under the sales and marketing agreements were $665 thousand, an increase of $382 thousand over the same six month period a year ago. Net sales for the six months ended June 30, 1997 for all other brands decreased $250 thousand compared to the six months ended June 30, 1996. This decrease is principally due to the sales decrease of Benzedrex and Garfield totaling $484 thousand.

Cost of goods sold for the second quarter ending June 30, 1997 was $1.7 million compared to $1.6 million in the respective 1996 period, representing 53% and 51% of net sales in their respective periods. The increase in the cost of goods sold, as a percentage of sales for the second quarter is a result of the change in mix-of-products sold. Year-to-date cost of goods sold was $3.3 million, or 49% of net sales in 1997, compared to $3.5 million, or 52% of net sales for 1996. The decrease in the cost of goods sold, as a percentage of sales for the six months ended June 30, 1997, is a result of a decrease in returns and allowances, along with the change in mix-of-products sold.

Selling, general and administrative expenses for the three and six month periods of 1997 were $1.2 million and $2.8 million, an increase of $81 and $538 thousand compared to the respective 1996 period. The increase for the six months ended June 30, 1997 is primarily due to an increase in marketing costs associated with the products under the Company's sales and marketing agreements. Selling, general and administrative expenses, as a percentage of sales, may fluctuate quarter to quarter based upon the timing of these expenditures and the level of sales within a quarter.

Interest income was $28 thousand for the second quarter of 1997, compared to interest expense, including finance cost amortization, of $19 thousand for the prior year period. The Company has interest income for 1997 due to lower outstanding debt. There was no bank debt outstanding at June 30, 1997. Bank debt outstanding at June 30, 1996 was $1.6 million.

The Company, at December 31, 1996, had a net operating loss carryforward for federal income tax purposes of approximately $6.8 million which may be used to offset future taxable income. These loss carryforwards expire in the years 2005 through 2008. The Company recognized $128 thousand in tax expense for the second quarter of 1997, and $154 thousand year-to-date. The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes. The Company has net deferred tax assets of $911 thousand in its condensed consolidated balance sheet as of June 30, 1997, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

For the second quarter ended June 30, 1997, the Company had a net loss of $80 thousand or $0.01 per share compared to a net loss of $243 thousand or $0.04 per share for the second quarter ended June 30, 1996.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital of $7.7 million. Working capital was provided by its operations and may also be provided by the periodic use of its revolving credit facility. The revolving credit facility has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998, unless extended. At June 30, 1997, the Company had no amount outstanding under the revolving credit facility. The amount of borrowing, if any, and the subsequent repayments under the facility depend on the seasonality of the Company's sales, marketing plans and profits. Also, extended payment date terms consistent with standard industry practice, which are offered to the Company's customers under marketing programs, create seasonal changes in the Company's cash flow. These extended payment programs are directly related to the seasonal promotion of the Company's cough and cold brands.

All outstanding debt under the term loan was paid on January 23, 1997, and the Company has no bank debt outstanding, a reduction of $1.6 million since June 30, 1996.

As of June 30, 1997, the Company's primary cash requirements are for its normal operating activities. The Company's strategic focus in the year ahead is to grow by building a brand-name health care products business. The Company's strategy is to develop a new product or revitalize an existing brand, which will receive marketing funds from the cash flow generated from other products, and/or to purchase a new brand or company, preferably in the Nutraceutical vitamin and herb supplement market. Management believes that cash flow from operations and current and future borrowing capacity will be sufficient to fund the Company's operating and capital requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     None
Item 2.  Changes in Securities                                 None
Item 3.  Defaults Upon Senior Securities                       None
Item 4.  Submission of Matters to a Vote of Security Holders   None
Item 5.  Other Information
         Due to other commitments, Franklin W. Krum has
         resigned from the Company's Board of Directors
         effective August 13, 1997.
Item 6.  Exhibits and Reports on Form 8-K
         a. Exhibits                                           None
         b. Reports on Form 8-K
            The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 1997.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MENLEY & JAMES, INC.




Date: August 14, 1997                         /s/ William W. Yeager
                                              ---------------------
                                              William W. Yeager
                                              Chief Financial Officer
                                               (and duly authorized
                                                officer of the registrant)

Exhibit Index

Exhibit
No.                 Description

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.