Form 10-Q
period 1997-09-30
MENLEY & JAMES INC
filed 1997-11-14
CIK 881462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1997

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

    The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of November 10, 1997, was 6,163,518.

                      MENLEY & JAMES, INC.
                             INDEX

                                                                     Page No.

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

Condensed Consolidated Balance Sheets - September 30, 1996,
  December 31, 1996 and September 30, 1997 ...........................   3

Condensed Consolidated Statements of Operations - Three Months and
  Nine Months Ended September 30, 1996 and 1997 ......................   4

Condensed Consolidated Statements of Cash Flows - Nine Months
  Ended September 30, 1996 and 1997 ..................................   5

Notes to Condensed Consolidated Financial Statements .................   6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .............   6

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................   8

Item 2.  Changes in Securities .......................................   8

Item 3.  Defaults Upon Senior Securities .............................   8

Item 4.  Submission of Matters to a Vote of Security Holders .........   8

Item 5.  Other Information ...........................................   8

Item 6.  Exhibits and Reports on Form 8-K ............................   8

Signature ............................................................   9

                        MENLEY & JAMES, INC.
                Condensed Consolidated Balance Sheets
                          (In thousands)

                                    September 30,  December 31,  September 30,
                                        1996          1996           1997
                                    -------------  ------------  ------------
                                     (Unaudited)                  (Unaudited)

                 ASSETS

Current assets:
 Cash and cash equivalents .........   $ 1,933        $ 2,205        $ 1,646
 Accounts receivable, net of
  allowances of $653 and $524
  in 1996 and $464 in 1997 .........     2,623          2,721          3,116
 Inventory .........................     3,826          3,402          3,218
 Other current assets ..............     1,161          1,082          1,998
                                       -------        -------        -------
 Total current assets  .............     9,543          9,410          9,978
Other long-term assets .............     1,447          1,388          1,412
Product lines, trade names and
 packaging designs, net ............    12,468         12,168         11,387
Long-term deferred tax asset .......       280            561             62
                                       -------        -------        -------
  Total assets .....................   $23,738        $23,527        $22,839
                                       =======        =======        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..................   $   975        $ 1,109        $ 1,248
 Accrued expenses ..................       365            541            540
 Current maturities of long-term debt    1,214            674             40
                                       -------        -------        -------
 Total current liabilities .........     2,554          2,324          1,828
Long-term debt .....................       100             36             --
Preferred stock, $1 par value,
 authorized 5,000,000 shares,
 none issued and outstanding .......        --             --             --
Stockholders' equity:
 Common stock, $.01 par value,
  authorized 15,000,000 shares,
  issued and outstanding 6,148,518
  shares in 1996 and 1997 ..........        61             61             61
 Additional paid-in capital ........    45,454         45,454         45,454
 Accumulated deficit ...............   (24,431)       (24,348)       (24,504)
                                       -------        -------        -------
Total stockholders' equity .........    21,084         21,167         21,011
                                       -------        -------        -------
 Total liabilities and
  stockholders' equity .............   $23,738        $23,527        $22,839
                                       =======        =======        =======

                          See accompanying notes.

                         MENLEY & JAMES, INC.
              Condensed Consolidated Statements of Operations
                  (In thousands, except per share data)
                            (Unaudited)


                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                     ------------------     -----------------
                                     1996         1997        1996      1997
                                     ----         ----        ----      ----

Net sales .....................   $ 3,482     $ 3,546     $10,202    $10,397
Cost of goods sold ............     1,568       1,714       5,059      5,050
                                  -------     -------     -------    -------
Gross profit ..................     1,914       1,832       5,143      5,347
Selling, general and
 administrative expenses ......     1,146       1,244       3,377      4,013
Depreciation and amortization .       375         342       1,120      1,034
                                  -------     -------     -------    -------
Income from operations ........       393         246         646        300
Interest expense (income) .....        22         (25)         69        (48)
                                  -------     -------     -------    -------
Income before income taxes ....       371         271         577        348
Provision for income taxes ....       286         350         698        504
                                  -------     -------     -------    -------
Net income (loss) .............   $    85     $   (79)    $  (121)   $  (156)
                                  =======     =======     =======    =======
Net income (loss) per share
 of common stock ..............   $  0.01     $ (0.01)    $ (0.02)   $ (0.03)
                                  =======     =======     =======    =======
Weighted average number of
 common shares outstanding ....     6,148       6,148       6,148      6,148
                                  =======     =======     =======    =======

                       See accompanying notes.

                        MENLEY & JAMES, INC.
          Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                          (Unaudited)


                                                   Nine Months Ended
                                                     September 30,
                                                   -----------------
                                                  1996           1997
                                                  ----           ----
Cash flows from operating activities:
 Net loss ...................................  $  (121)       $  (156)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization ............    1,120          1,034
   Allowance for accounts receivable ........       --            (60)
   Amortization of deferred financing costs .       28             28
   Deferred income taxes ....................      709            474
Changes in operating assets and liabilities:
   Accounts receivable ......................      510           (335)
   Inventory ................................       (1)           184
   Prepaid expenses .........................     (156)          (891)
   Accounts payable .........................      160            139
   Accrued expenses .........................     (208)            (1)
                                               -------        -------
 Net cash provided by operating activities ..    2,041            416

Cash flows used in investing activities:
 Other, principally property purchases, net .     (248)          (305)
Cash flows used in financing activities:
 Repayment of borrowings ....................     (848)          (670)
                                               -------        -------
Net increase (decrease) in cash .............      945           (559)
Cash and cash equivalents,
 beginning of period ........................      988          2,205
                                               -------        -------
Cash and cash equivalents, end of period ....  $ 1,933        $ 1,646
                                               =======        =======


                         See accompanying notes.
                                  5

                        MENLEY & JAMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE A - INVENTORIES

Inventories consist of the following (in thousands):

                                 September 30,   December 31,   September 30,
                                     1996           1996            1997
                                 ------------    ------------   ------------
Raw materials ................     $ 1,299        $ 1,078         $ 1,131
Work in process ..............         196            191             596
Finished goods ...............       2,331          2,133           1,491
                                   -------        -------         -------
                                   $ 3,826        $ 3,402         $ 3,218
                                   =======        =======         =======
NOTE B - INCOME TAXES

The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter ended September 30, 1997 were $3.5 million, an increase of $64 thousand, compared to $3.5 million for the third quarter ended September 30, 1996. Sales for the third quarter 1997 benefitted from sales of products under the Company's sales and marketing agreements which include: Humibid GC, a nonprescription formulation of the Rx drug, Humibid;

Derifil, an internal deodorant, and Capsaicin, a generic version of Zostrix cream. Net sales for these brands totaled $519 thousand, an increase of $183 thousand over the three months ending September 30, 1996. Net sales of the Company's remaining brands decreased a net of $119 thousand compared to the three months ended September 30, 1996, principally as the result of decreased sales of Benzedrex, which declined $122 thousand. The sales decline of these remaining brands is due to continued competition and trade destocking pressures. Net sales for the nine months ended September 30, 1997 were $10.4 million, compared to $10.2 million for the comparable period of 1996. Year-to-date sales of products under the sales and marketing agreements were $1.2 million, an increase of $565 thousand over the same nine-month period a year ago. Net sales for the nine months ended September 30, 1997 for all other brands decreased $370 thousand compared to the nine months ended September 30, 1996. This decrease is principally due to the sales decrease of Benzedrex and Garfield totaling $617 thousand.

Cost of goods sold for the third quarter ending September 30, 1997 was $1.7 million compared to $1.6 million in the respective 1996 period, representing 48% and 45% of net sales in their respective periods. The increase in the cost of goods sold, as a percentage of sales for the third quarter is a result of the change in mix-of-products sold. Year-to-date cost of goods sold was $5.1 million, or 49% of net sales in 1997, compared to $5.1 million, or 50% of net sales for 1996. The decrease in the cost of goods sold, as a percentage of sales for the nine months ended September 30, 1997, is a result of a decrease in returns and allowances, along with the change in mix-of-products sold.

Selling, general and administrative expenses for the three and nine month periods of 1997 were $1.2 million and $4.0 million, an increase of $98 and $636 thousand compared to the respective 1996 period. The increase for the nine months ended September 30, 1997 is primarily due to an increase in marketing costs associated with the products under the Company's sales and marketing agreements. Selling, general and administrative expenses, as a percentage of sales, may fluctuate quarter to quarter based upon the timing of these expenditures and the level of sales within a quarter.

Interest income was $25 thousand for the third quarter of 1997, compared to interest expense, including finance cost amortization, of $22 thousand for the prior year period. There was no bank debt outstanding at September 30, 1997. Bank debt outstanding at September 30, 1996 was $1.3 million.

The Company, at December 31, 1996, had a net operating loss carryforward for federal income tax purposes of approximately $6.8 million which may be used to offset future taxable income. These loss carryforwards expire in the years 2005 through 2008. The Company recognized $350 thousand in tax expense for the third quarter of 1997, and $504 thousand year-to-date. The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes. The Company has net deferred tax assets of $591 thousand in its condensed consolidated balance sheet as of September 30, 1997, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

For the third quarter ended September 30, 1997, the Company had a net loss of $79 thousand or $0.01 per share compared to net income of $85 thousand or $0.01 per share for the third quarter ended September 30, 1996.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $8.2 million. Working capital was provided by its operations and may also be provided by the periodic use of its revolving credit facility. The revolving credit facility has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998, unless extended. At September 30, 1997, the Company had no amount outstanding under the revolving credit facility. The amount of borrowing, if any, and the subsequent repayments under the facility depend on the seasonality of the Company's sales, marketing plans and profits. Also, extended payment date terms consistent with standard industry practice, which are offered to the Company's customers under marketing programs, create seasonal changes in the Company's cash flow. These extended payment programs are directly related to the seasonal promotion of the Company's cough and cold brands.

All outstanding debt under the term loan was paid on January 23, 1997, and the Company has no bank debt outstanding, a reduction of $1.3 million since September 30, 1996.

As of September 30, 1997, the Company's primary cash requirements are for its normal operating activities. The Company's strategic focus in the year ahead is to grow by building a brand-name health care products business.
The Company's strategy is to develop a new product or revitalize an existing brand, which will receive marketing funds from the cash flow generated from other products, and/or to purchase a new brand or company, preferably in the Nutraceutical vitamin and herb supplement market. Management believes that cash flow from operations and current and future borrowing capacity will be sufficient to fund the Company's operating and capital requirements for the foreseeable future.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                       None
Item 2. Changes in Securities                                   None
Item 3. Defaults Upon Senior Securities                         None
Item 4. Submission of Matters to a Vote of Security Holders     None
Item 5. Other Information                                       None
Item 6. Exhibits and Reports on Form 8-K
        a. Exhibits                                             None
        b. Reports on Form 8-K
           The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 1997.

                              SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MENLEY & JAMES, INC.


Date: November 13, 1997                    /s/ William W. Yeager

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