Form 10-K405
period 1997-12-31
MENLEY & JAMES INC
filed 1998-03-27
CIK 881462

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997


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
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 17, 1998, was $3,569,162.
     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 17, 1998, was 6,163,518.

Documents Incorporated by Reference:

                Document                         Part(s) Into Which Incorporated

(1) Proxy Statement to be used in connection with           Part III
the Annual Meeting of Stockholders to be held
May 21, 1998 (the "Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

               Important Factors Relating to Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Among the most significant of these factors are: competition from major brand-name product companies; increased destocking pressure and consolidation of major customers; difficulty in identifying and supporting future acquisitions of companies and/or new brands; material interruption of supply, or delay or cessation of production by the Company's manufacturers; new or material revisions to the Food and Drug Administrations' regulations. Readers of this Annual Report should consider these facts in evaluating the information contained herein. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The inclusion of the foreword-looking statements contained in this Annual Report should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report will be achieved.
In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.


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


Industry Overview

     The majority of the Company's products are classified as OTC drugs. According to industry sources, in 1997 manufacturers' sales of OTC drugs exceeded $16 billion, with over 300 companies competing in 41 separate product categories.

     The Company also offers products that compete in the toiletries market. According to industry sources, in the toiletries industry, more than 65 companies had product offerings in the seven market segments in which the Company offers products, with manufacturers' sales exceeding $8 billion in such segments.


Company Background

     The Company commenced operations in 1990 with the acquisition of thirty-two brands from SmithKline Beecham Corporation ("SB"). The Company's senior executives are former executives of SB Consumer Products Division with expertise in marketing OTC drug and toiletry products.

Company Strategy

     During 1997, the Company executed trade promotions and radio campaigns in support of Benzedrex and Humibid Guaifenesin Plus, along with establishing an internal telemarketing group to contact the Directors of Nursing at nursing facilities contacting more than 3,700 homes. The Company's future strategic focus is to grow Menley & James by building a brand-name health care products business. The Company intends to accomplish this by:

     * Developing a lead product. The Company plans to develop at least one brand name product into a significant lead product. Targeted marketing programs will be executed against specific brands in order to identify this lead product.

     * Acquiring new companies or brands. The Company plans to devote significant efforts on making acquisitions. The focus of the search is centered on companies and brands in the nutraceutical field, a segment of our industry that continues to experience significant growth due to the aging of the baby boomers and their interest in personal health care.

Brands
     The Company's portfolio consists of the following brands:

 Brand                                  Product Description
 -----                                  -------------------
Acnomel ..............................  Acne Medication
Acryline 2 ...........................  Dental Aid/Device (Denture)
Albolene .............................  Liquifying Skin Cleanser
Amitone ..............................  Antacid
Aqua Care ............................  Hand & Body Cream
A.R.M. ...............................  Allergy Relief Caplet
AsthmaHaler ..........................  Aerosol Bronchodilator
AsthmaNefrin .........................  Liquid Bronchodilator
Avail ................................  Calcium-Intensive Vitamin
Beau Kreml ...........................  Hair Tonic
Benzedrex ............................  Decongestant Inhaler & Nasal Spray
B.F.I. ...............................  Antiseptic Powder
Capsaicin (see note) .................  Topical Analgesic Cream
Congestac ............................  Cold Medication
Conti ................................  Soap with Olive Oil
Derifil (see note) ...................  Internal Deodorant
Duo ..................................  Eyelash Adhesive
5 Day ................................  Deodorant/Antiperspirant
Femiron ..............................  Vitamin Supplement for Women
Garfield Multivitamins ...............  Children's Chewable Multivitamins
Hold .................................  Cough Suppressant Lozenge
Humibid Guaifenesin Plus (see note) ..  Cold Medication
Lady Esther ..........................  Facial Cream & Powder
Liquiprin ............................  Children's Analgesic
Ornex ................................  Cold Medication Caplet
Plate Weld ...........................  Dental Aid/Device (Denture)
Rose Milk ............................  Skin Care Moisturizer
S.T. 37 ..............................  Liquid Antiseptic Solution
Serutan ..............................  Natural Fiber Laxative
Thermotabs ...........................  Buffered Salt Tablets
Venture ..............................  Liquid Men's Hair Dressing
Yodora ...............................  Cream Deodorant
Zonite ...............................  Vaginal Douche

     Note: The Company has sales and marketing agreements with three pharmaceutical companies, under which it began, during 1996, to market these brands.

Distribution

     The Company sells its products nationally through its own six-person sales force and 39 independent brokerage organizations to approximately 2,000 customers. The Company's own sales force calls on approximately 30 of these customers, including most of the major food and drug chains and drug wholesalers, which account for over 50% of the Company's sales. The Company's brokers are compensated by commissions.

     The Company's major customers include drug wholesalers such as Bergen Brunswig Corporation and McKesson Drug Company. McKesson is the Company's largest customer and accounted for approximately 20% of the Company's net sales in 1997. The Company's other customers include large drug chains such as Walgreens and Osco, large food chains such as Kroger and Safeway, and mass merchandisers such as Kmart and Wal-Mart.

     The Company's sales force and independent brokers work directly with the major retail customers to develop promotional programs for individual products and to promote sales of the Company's entire product portfolio. Depending upon the promotional program, the Company's sales force or brokers will seek additional shelf space or "facings" and will develop advertising, display or price discount programs at the store level to supplement a Company-sponsored sales program.


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

     Derifil is a trademark of Rystan Company, Inc. and Humibid is a trademark of Medeva Pharmaceuticals, Inc. The Company markets these two brands under sales and marketing agreements with the above-named companies.


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


Employees

     As of December 31, 1997, the Company had twenty-seven full-time employees, including seven sales and marketing personnel and twenty executive and administrative employees. The Company believes its relations with its employees are satisfactory.

Item 2. Properties.

     The Company's executive offices, consisting of an aggregate of approximately 6,800 square feet, are located in Horsham, Pennsylvania, under a lease which expires February 2001. The lease provides for annual rent ranging from $146,000 for the period ending in February 1998 to $164,000 for the period ending in February 2001. The Company believes these offices are adequate for its current needs.


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

     Quarter ended                       High            Low

     March 31, 1996 ................    $1.56          $ .81
     June 30, 1996 .................     1.56           1.19
     September 30, 1996 ............     1.50            .88
     December 31, 1996 .............     1.31            .88

     March 31, 1997 ................     1.46           1.08
     June 30, 1997 .................     1.52           1.30
     September 30, 1997 ............     1.90           1.38
     December 31, 1997 .............     1.59           1.21

     On March 17, 1998, the last reported closing price of the Common Stock on the Nasdaq SmallCap Market was $1.50 per share. As of March 17, 1998, there were approximately 79 holders of record of the Common Stock.

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

Item 6. Selected Consolidated Financial Data.

The following table sets forth consolidated financial data with respect to the Company for each of the years ended December 31, 1993 through 1997, which have been derived from the Company's audited consolidated financial statements.
The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto appearing elsewhere in this report.


                                    SELECTED FINANCIAL INFORMATION
                                 (In thousands, except per share data)

                                                            Year Ended December 31,
                                               ------------------------------------------------------
                                                 1993        1994        1995        1996        1997
Consolidated Income Data:
Net sales ...................................  $22,978     $18,843     $14,395     $14,297     $14,446
Cost of goods sold ..........................   10,485       8,840       7,101       6,850       6,894
                                               -------     -------     -------      ------     -------
Gross profit ................................   12,493      10,003       7,294       7,447       7,552
Selling, general and administrative
 expenses ...................................   10,831       7,595       4,914       5,463       6,079
Gain on sale of brand .......................       --         619          --         --           --
Valuation adjustment ........................       --      12,845          --         --           --
Depreciation and amortization ...............    1,851       1,818       1,569       1,536       1,367
                                               -------     -------     -------      ------     -------
Income (loss) from operations ...............     (189)    (11,636)        811         448         106
Lawsuit settlement ..........................   (1,600)         --          --          --          --
Interest (expense) income ...................     (996)       (588)       (237)        (70)         73
                                               -------     -------     -------      ------     -------
Income (loss) before income taxes and
 cumulative effect of change in
 accounting for income taxes ................   (2,785)    (12,224)        574         378         179
Provision (benefit) for income taxes ........     (576)        657         455         416         426
                                               -------     -------     -------      ------     -------
Income (loss) before cumulative effect of
 change in accounting  for income taxes .....   (2,209)    (12,881)        119         (38)       (247)
Cumulative effect as of January 1, 1993 of
 change in method of accounting for
 income taxes ...............................    1,900          --          --          --          --
                                               -------     -------     -------      ------     -------
Net income (loss) applicable to common
 shares .....................................  $  (309)   $(12,881)    $   119      $  (38)    $  (247)
                                               =======     =======     =======      ======     =======

Per share of common stock(1):
Basic income (loss) before cumulative effect
 of change in accounting for income taxes ...   $(0.36)     $(2.10)      $0.02      $(0.01)     $(0.04)
Cumulative effect of accounting change ......     0.31          --          --          --          --
                                               -------     -------     -------      ------     -------
Basic income (loss) per share ...............   $(0.05)     $(2.10)      $0.02      $(0.01)     $(0.04)
                                               =======     =======     =======      ======     =======

Weighted average common shares
  outstanding ...............................    6,148       6,148       6,148       6,148       6,151
                                               =======     =======     =======      ======     =======


                                                                 At December 31,
                                              -------------------------------------------------------
Balance Sheet Data:
Working capital .............................  $ 9,055     $ 7,022     $ 6,697     $ 7,086     $ 8,372
Total assets ................................   47,129      27,473      24,755      23,527      22,453
Long-term debt (excluding current portion) ..    8,565       3,100       1,005          36          --
Stockholders' equity ........................   33,967      21,086      21,205      21,167      20,930

(1) Amounts presented assuming dilution would remain the same.

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

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net sales for the year ended December 31, 1997 were $14.4 million compared to $14.3 million for the comparable period of 1996. Sales for 1997 benefitted from the Company's sales and marketing agreements entered into during 1996. These agreements include Humibid Guaifenesin Plus, a nonprescription formulation of the Rx drug, Humibid; Derifil, an internal deodorant; and Capsaicin, a generic version of Zostrix(r) cream. Net sales for these brands totaled $1.7 million, an increase of $762 thousand over the year ended December 31, 1996. Net sales of the Company's remaining brands decreased $612 thousand compared to 1996. The decline in sales is due to continued competition and trade destocking pressures.

     Cost of goods sold for the year 1997 was $6.9 million, or 48% of net sales, which is comparable to the 1996 cost of goods sold of $6.9 million, or 48% of net sales in 1996.

     Selling, general and administrative expenses were $6.1 million, or 42% of net sales for the year ended December 31, 1997, as compared to $5.5 million or 38% for the prior year. The $616 thousand increase in expense is primarily a result of an increase in Benzedrex advertising costs along with marketing costs associated with the products under the Company's sales and marketing agreements. The Company's own sales force, and its network of independent brokers, work directly with the major retail customers to focus marketing support behind individual Company products at the retail store level.

     The Company, at December 31, 1997, had a net operating loss carryforward for federal income tax purposes of approximately $5.7 million which may be used to offset future taxable income. These net operating loss carryforwards will expire during the years 2005 through 2008. The Company recognized $426 thousand in tax expense, mostly noncash, for the year ended December 31, 1997. The effective tax rate exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names, which is not deductible for tax purposes. The Company has net deferred tax assets of $692 thousand in its consolidated balance sheet as of December 31, 1997, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

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

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales for the year ended December 31, 1996 were $14.3 million compared to $14.4 million for the comparable period of 1995. Sales for 1996 benefitted from the Company's 1996 sales and marketing agreements which include Humibid GC, a nonprescription formulation of the Rx drug, Humibid; Derifil, an internal deodorant; and Capsaicin, a generic version of Zostrix(r) cream. Net sales for these brands totaled $968 thousand. Net sales of a majority the Company's remaining brands decreased $1.1 million compared to 1995. The decline in sales is due to continued competition and trade destocking pressures.

     Cost of goods sold for the year 1996 was $6.9 million, or 48% of net sales, compared to $7.1 million, or 49% of net sales in 1995. The decrease in the cost of goods sold, as a percentage of sales, is primarily a result of the effect of a decrease in returns and allowances.

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

Liquidity and Capital Resources

     At December 31, 1997, the Company had working capital of $8.4 million. Working capital was provided by operations and may also be provided by the periodic use of its revolving credit facility. The revolving credit facility has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998, unless extended. The Company has no bank debt outstanding at December 31, 1997. The amount of borrowing, if any, and the subsequent repayments under the credit facility would be a result of the seasonality of the Company's sales, marketing plans and profits. Also, extended payment date terms that are consistent with standard industry practice and are offered to the Company's customers under marketing programs create seasonal changes in the Company's cash flow. These extended payment programs are directly related to the seasonal promotion of the Company's cough and cold brands.


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

Impact of Year 2000

     Some of the Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. If left unchanged, this could cause a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal similar business activities.

     The Company has completed an assessment and is in the process of modifying portions of its software so that its computer system will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost is not expected to be material and will be capitalized.

Earnings per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per common share amounts for all periods have been presented to conform to Statement 128 requirements. There was no impact of restating earnings per share under Statement 128.

Impact of Recent Accounting Pronouncements

     In June, 1997, the Financial Accounting Standards Board issued Statements No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are required to be adopted on January 1, 1998. Statement 130 requires financial statement reporting of all nonowner related changes in equity for the periods being presented. Statement 131 requires disclosure of revenue, earnings and other financial information pertaining to business segments by which a company is managed, as well as factors used by management to determine segments. The Company believes adoption of Statement 130 and Statement 131 will have no effect on its financial reporting.

Item 8. Financial Statements and Supplementary Data.


                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
MENLEY & JAMES, INC.

     We have audited the accompanying consolidated balance sheets of Menley & James, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Menley & James, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ ERNST & YOUNG LLP
                                        ---------------------
                                            ERNST & YOUNG LLP


Philadelphia, Pennsylvania
February 6, 1998

                             MENLEY & JAMES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                         December 31,
                                                    ----------------------
                                                      1996           1997
                                                      ----          ----
                    ASSETS

Current assets:
  Cash and cash equivalents ....................    $ 2,205        $ 2,879
  Accounts receivable, net of allowances of
    $524 in 1996 and $464 in 1997 ..............      2,721          2,474
  Inventory ....................................      3,402          2,844
  Prepaid expenses .............................        578          1,006
  Deferred tax asset ...........................        504            692
                                                    -------        -------
  Total current assets .........................      9,410          9,895
Property and equipment, net ....................      1,360          1,435
Product lines, trade names and
 packaging designs, net ........................     12,168         11,123
Deferred tax asset .............................        561             --
Other ..........................................         28             --
                                                    -------        -------
  Total assets .................................    $23,527        $22,453
                                                    =======        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................    $ 1,109        $   840
  Accrued expenses .............................        541            647
  Current maturities of long-term debt .........        674             36
                                                    -------        -------
  Total current liabilities ....................      2,324          1,523
Long-term debt .................................         36             --
Preferred stock, $1 par value, authorized
  5,000,000 shares, none issued and outstanding          --             --
Stockholders' equity:
  Common stock, $.01 par value, authorized
    15,000,000 shares, issued and outstanding
    was 6,148,518 in 1996 and 6,163,518
    shares in 1997 .............................         61             62
  Additional paid-in capital ...................     45,454         45,463
  Accumulated deficit ..........................    (24,348)       (24,595)
                                                    -------        -------
Total stockholders' equity .....................     21,167         20,930
                                                    -------        -------
  Total liabilities and stockholders' equity        $23,527        $22,453
                                                    =======        =======


                           See accompanying notes.

                             MENLEY & JAMES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)



                                                   Year Ended December 31,
                                              -------------------------------
                                                1995        1996        1997
                                                ----        ----       ----

Net sales ..................................  $14,395     $14,297     $14,446
Cost of goods sold .........................    7,101       6,850       6,894
                                              -------     -------     -------
Gross profit ...............................    7,294       7,447       7,552
Selling, general and administrative expenses    4,914       5,463       6,079
Depreciation and amortization ..............    1,569       1,536       1,367
                                              -------     -------     -------
Income from operations .....................      811         448         106
Interest (expense) income ..................     (237)        (70)         73
                                              -------     -------     -------
Income before income taxes .................      574         378         179
Provision for income taxes .................      455         416         426
                                              -------     -------     -------
Net income (loss) ..........................  $   119     $   (38)    $  (247)
                                              =======     =======     =======

Basic income (loss) per share ..............  $  0.02     $ (0.01)    $ (0.04)
                                              =======     =======     =======

Diluted income (loss) per share ............  $  0.02     $ (0.01)    $ (0.04)
                                              =======     =======     =======

Weighted average number of common shares
  outstanding - basic ......................    6,148       6,148       6,151
                                              =======     =======     =======

Weighted average number of common shares
  outstanding - diluted ....................    6,152       6,148       6,151
                                              =======     =======     =======


                           See accompanying notes.

                             MENLEY & JAMES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (In thousands)

                                        Additional                      Total
                               Common     Paid-in   Accumulated    Stockholders'
                                Stock     Capital     Deficit           Equity
                               ------     --------    ---------    -------------
Balance, December 31, 1994 ..  $   61      $45,454    $(24,429)         $21,086
  Net income ................                              119              119
                               ------      -------     -------          -------
Balance, December 31, 1995 ..      61       45,454     (24,310)          21,205
  Net loss ..................                              (38)             (38)
                               ------      -------     -------          -------
Balance, December 31, 1996 ..      61       45,454     (24,348)          21,167
  Net loss ..................                             (247)            (247)
  Exercise of stock options .       1            9                           10
                               ------      -------     -------          -------
Balance, December 31, 1997 ..  $   62      $45,463    $(24,595)         $20,930
                               ======      =======     =======          =======



                            See accompanying notes.

                              MENLEY & JAMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Year Ended December 31,
                                                    ---------------------------
                                                      1995      1996      1997
                                                      ----      ----     ----
Cash flows from operating activities:
  Net income (loss) ..............................   $  119   $  (38)     (247)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization ..............   1,569     1,536     1,367
      Amortization of deferred financing costs ...      37        38        28
      Deferred income taxes ......................     420       427       373
      Changes in operating assets and liabilities:
        Accounts receivable ......................     572       412       247
        Inventory ................................     777       423       558
        Prepaid expenses .........................      40       (77)     (428)
        Accounts payable .........................    (243)      294      (269)
        Accrued expenses .........................    (438)      (32)      106
                                                    ------    ------    ------
  Net cash provided by operating activities ......   2,853     2,983     1,735

Cash flows used in investing activities:
  Property purchases, net of capital
    lease obligation .............................    (216)     (314)     (397)
                                                    ------    ------    ------

Cash flows used in financing activities:
  Proceeds from issuance of common stock, net ....      --        --        10
  Repayment of borrowings ........................  (2,200)   (1,452)     (674)
                                                    ------    ------    ------
  Net cash used in financing activities ..........  (2,200)   (1,452)     (664)
                                                    ------    ------    ------

Net increase in cash .............................     437     1,217       674
Cash and cash equivalents, beginning of year .....     551       988     2,205
                                                    ------    ------    ------
Cash and cash equivalents, end of year ...........  $  988    $2,205    $2,879
                                                    ======    ======    ======



                            See accompanying notes.

                             MENLEY & JAMES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

     Menley & James, Inc. ("the Company") and its wholly owned subsidiary, Menley & James Laboratories, Inc. were incorporated in Delaware in 1990. The Company, through Menley & James Laboratories, Inc., currently markets and distributes a portfolio of over-the-counter pharmaceutical and toiletries products to drugstores, supermarkets, and other mass merchandisers throughout the United States.


Note 2 - Summary of Significant Accounting Policies

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

     Packaging designs are being amortized over five years. Product lines and trade names are being amortized over fourteen years. Accumulated amortization at December 31, 1996 and 1997 was $8.7 million and $9.8 million, respectively. Amortization expense relating to product lines, trade names and packaging designs was $1.3 million, $1.2 million and $1.1 million for the years 1995, 1996 and 1997, respectively.

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

                             MENLEY & JAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 - Summary of Significant Accounting Policies (Continued)


Property and Equipment
     Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at December 31, 1996 and 1997 was $1.6 million and $1.9 million, respectively. Depreciation expense was $291,000, $380,000 and $280,000 for years 1995, 1996 and 1997, respectively.


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


Stock-Based Compensation.
     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in pro forma net loss and loss per share that are not materially different from amounts reported.


Earnings per Common Share
     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per common share amounts for all periods have been presented to conform to Statement 128 requirements. There was no impact of restating earnings per share under Statement 128.


Impact of Recent Accounting Pronouncements
     In June 1997, the Financial Accounting Standards Board issued Statements No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are required to be adopted on January 1, 1998. Statement 130 requires financial statement reporting of all non-owner related changes in equity for the periods being presented. Statement 131 requires disclosure of revenue, earnings and other financial information pertaining to business segments by which a company is managed, as well as factors used by management to determine segments. The Company believes adoption of Statement 130 and Statement 131 will have no effect on its financial reporting.

                             MENLEY & JAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 3 - Inventories

     Inventories consist of the following:

                                               December 31,
                                             1996           1997
                                             ----          ----
                                              (In thousands)

     Raw materials ...................     $ 1,078        $ 1,095
     Work in process .................         191            280
     Finished goods ..................       2,133          1,469
                                           -------        -------
                                           $ 3,402        $ 2,844
                                           =======        =======

Note 4 - Long-Term Debt

   Long-term debt consists of:
                                                December 31,
                                              1996           1997
                                              ----          ----
                                               (In thousands)

     Term loan .......................     $   661        $     -
     Obligations under capital lease .          49             36
                                           -------        -------
                                               710             36
     Less: current maturities ........         674             36
                                           -------        -------
     Total long-term debt ............     $    36        $     -
                                           =======        =======


     At December 31, 1997, the Company had no amounts outstanding under its term loan. At December 31, 1996, the Company had $661 thousand outstanding under its term loan which was paid on January 23, 1997. The term loan interest was at a fixed rate of 6.65%, and was secured by a first lien on all assets of the Company. At December 31, 1996 and 1997, there was no amount outstanding under the revolving credit facility which has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998, unless extended. The Company pays a 0.25% commitment fee on the unused portion of the credit facility. Letters of credit may be issued under this facility up to a maximum of $1.0 million. No letters of credit were issued during 1996 or 1997.

     The Company is permitted to choose between various interest rate options for the revolving credit facility, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest period to which the interest rate options are to apply, subject to certain parameters. The interest rate options available to the Company at December 31, 1997 were Prime rate or LIBOR rate plus a borrowing margin of 0.75% and 3.0%, respectively.

     The Company's loan agreement contains financial and other covenants including limitations on the payment of dividends, restrictions on the sale of assets, limitations on capital expenditures and maintenance of minimum levels of sales, working capital, net worth, and debt coverage ratios.

     The Company leases computer equipment under a capital lease which expires June 2000 and has been recorded at its fair market value. Future minimum payments under this lease are as follows: years ending December 31, 1998 and 1999 - $13,500; five months ended June 30, 2000 - $8,000.

     Interest payments for the years 1995, 1996 and 1997 were approximately $217,000, $103,000 and $5,000 respectively.

                             MENLEY & JAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 5 - Income Taxes

     Significant components of the Company's deferred tax assets and liabilities at December 31, were as follows (in thousands):

                                                     1995      1996      1997
                                                     ----      ----     ----

Deferred tax liabilities:
  Prepaid expenses and other ..................    $   90   $   155     $ 282
  Amortization of organizational costs and
    packaging designs .........................       408       348       255
  Depreciation ................................       291       309       231
                                                   ------    ------     -----
Total deferred tax liabilities ................    $  789    $  812     $ 768
                                                   ------    ------     -----

Deferred tax assets:
  Net operating loss carryforwards ............     3,142     2,768     2,317
  Promotional expenses ........................       146       174       157
  Nondeductible allowances and reserves .......       334       245       220
  Other .......................................        49        80        75
                                                   ------    ------     -----
Total deferred tax assets .....................     3,671     3,267     2,769
Valuation allowance for deferred tax assets ...    (1,390)   (1,390)   (1,309)
                                                   ------    ------     -----
Deferred tax assets, net of valuation allowance     2,281     1,877     1,460
                                                   ------    ------     -----
Net deferred tax assets .......................    $1,492    $1,065     $ 692
                                                   ======    ======     =====


     Significant components of the provision for income taxes are as follows (in thousands):

                                                     1995      1996      1997
                                                     ----      ----     ----
Current:
  Federal .....................................    $   20    $    9    $   25
  State .......................................        15       (20)       28
                                                   ------    ------     -----
Total current .................................        35       (11)       53
Deferred ......................................       420       427       373
                                                   ------    ------     -----
  Provision for income taxes ..................    $  455    $  416     $ 426
                                                   ======    ======     =====


     The reconciliation between the Company's provision for income taxes and the U.S. federal statutory tax rates is (in thousands):

                                                     1995      1996      1997
                                                     ----      ----     ----
Tax at U.S. statutory rates ...................    $  195    $  129     $  61
State taxes, net of federal tax benefit .......        29        19        94
Product lines and other amortizatio
  not deductible for tax ......................       411       375       339
Valuation adjustment ..........................      (192)       --        --
Decrease in valuation reserve .................        --        --       (81)
Other .........................................        12      (107)       13
                                                   ------    ------     -----
Provision for income taxes ....................    $  455    $  416     $ 426
                                                   ======    ======     =====


     The Company has approximately $5.7 million of tax return net operating loss carryforwards currently available on an unlimited basis to offset federal
net taxable income.   These loss carryforwards expire in the years 2005
through 2008.

                             MENLEY & JAMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 6 - Leases

     The Company leases an office facility and automobiles under noncancelable operating leases which expire at various dates through 2001. Future minimum payments under these leases consist of the following at December 31, 1997:
1998 - $164,000;  1999 - $164,000;  2000 - $169,000; 2001 - $14,000.

     Rental expense for operating leases for the years 1995, 1996 and 1997 was $282,000, $150,000 and $158,000 respectively.


Note 7 - Common Stock and Stock Options

     In 1991, the Board of Directors adopted, and the stockholders approved, a stock option plan which authorized the grant of stock options with respect to 380,000 shares of the Company's common stock and granted options to purchase 289,180 shares of common stock at an exercise price of $7.89 per share.
During 1995, options were granted to purchase 30,000 shares of common stock at an exercise price of $0.69 per share. On February 1, 1996, 224,960 options were revalued reducing the exercise price from $7.89 per share to $1.25 per share, which reflected the share price at the close of business February 1, 1996. During 1996, options were granted to purchase 15,000 and 30,000 shares of common stock at exercise prices of $1.19 and $1.56 respectively. During 1997, options were granted to purchase 30,000 shares of common stock at an exercise price of $1.38 per share. Additionally, during 1997, options to purchase 15,000 shares of common stock were exercised at an exercise price of $0.69 per share and options to purchase 30,000 shares of common stock expired. At December 31, 1997, 269,960 options are vested and exercisable. As of December 31, 1997 one half of the options issued in 1997 were exercisable; the remaining options shall become exercisable in two equal installments on January 1, and April 1, 1998.


Note 8 - Commitments

     The Company has license and sales and marketing agreements to manufacture and/or market certain products. Under these agreements the Company is required to pay royalties based upon various percentages of net sales and/or net profits. Additionally, pursuant to the above agreements, the Company may be entitled to receive monies based on losses, if any, incurred during the year on certain of the products. Net sales of all products under agreements, for the years ended 1995, 1996 and 1997 were equal to 5.0%, 9.3% and 12.5% respectively, of total net sales. Royalty expense, net, for the years 1995, 1996 and 1997 was $48,000, $23,000 and $578,000, respectively.


Note 9 - Supplemental Information

     Advertising expense for the years 1995, 1996 and 1997 was $1,000, $613,000 and $1.0 million, respectively.

     For each of the years 1995, 1996 and 1997, one customer accounted for approximately 13%, 17% and 20%, respectively, of net sales. The Company operates in the health and beauty care segments and primarily sells its products to eight trade classes. These trade classes are drug wholesalers, drug chains, mass merchandisers, food chains, grocery wholesalers, service merchandisers, barber and beauty customers and the government. The largest of these are drug wholesalers and drug chains, which account for approximately 46% and 28%, respectively, of accounts receivable as of December 31, 1997. In the Company's opinion, there is not a material risk of loss due to credit concentration.

                                   PART III


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 10. Directors and Executive Officers of the Company.

     The information with respect to directors and executive officers of the Company contained under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, is incorporated herein by reference in response to this item.

     The following table sets forth certain information with respect to the executive officers and directors of the Company:

Name                           Age    Position
----                           ---    --------
Lawrence D. White ..........   52     Director, Chairman of the Board,
                                      President and Chief Executive Officer
Greg L. Kearl ..............   47     Director, Executive Vice President,
                                      Chief Operating Officer, Secretary and
                                      Treasurer
William W. Yeager ..........   57     Chief Financial Officer
Peter J. Carr (2) ..........   42     Director
James T. McMillan, II (1) ..   51     Director
Bruce W. Simpson (2) .......   56     Director
James E. Thomas (1) (2) ....   37     Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     Lawrence D. White has served as Director, Chief Executive Officer and President of the Company since its inception in 1990 and as Chairman of the Board since November 1990. From January 1986 to May 1990 he was Vice President of Marketing and Sales for SmithKline Consumer Products, a division of SB. Prior to working at SB, Mr. White was at Revlon's Norcliff Thayer Division as Vice President of Marketing from 1982 to 1985, as Director of Brand Management from 1981 to 1982, as Marketing Group Director from 1978 to 1981, and as a Brand Manager from 1977 to 1978.

     Greg L. Kearl has served as Executive Vice President and Secretary of the Company since its inception in 1990, as Chief Operating Officer since January 1991 and as Treasurer and a Director since April 1991. From 1984 until May 1990 he was employed by SmithKline Consumer Products in a variety of positions, including Vice President of Sales from August 1986 until May 1990, Director -- New Products from August 1986 to November 1986, and National Sales Director from 1984 to August 1986. Prior to working at SB, Mr. Kearl was at McNeil Consumer Products Company in a variety of positions including Eastern Regional Sales Manager from 1983 to 1984, as Director of Special Markets Region from 1982 to 1983, and as Director of Sales Administration from 1981 to 1982.

     William W. Yeager has served as Chief Financial Officer of the Company since July 1991. Mr. Yeager is a Certified Public Accountant. From October 1990 to June 1991 he was Director of Finance and Controller at Davco Food Inc., a restaurant chain. From 1982 to 1990 he served as Executive Vice President and Chief Financial Officer for Frycor Inc., a restaurant operating concern.


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

     James T. McMillan, II was elected a Director July, 1996. Mr. McMillan is the Chairman and Chief Executive Officer of Ferndale Laboratories, Inc. Mr. McMillan has served as Chairman of Ferndale Laboratories, Inc. since 1990.
He joined Ferndale Laboratories, Inc. in 1985 as Vice Chairman and Chief Executive Officer.

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

     James E. Thomas has served as a Director of the Company since 1992. He has been employed since 1989 by E. M. Warburg, Pincus & Co., LLC, where he currently serves as a Managing Director. Prior to that, he was Vice-President with Goldman Sachs International. Mr. Thomas is a Director of Anergen, Inc., Celtrix Pharmaceuticals, Inc., Transkaryotic Therapies, Inc., Xomed Surgical Products, Inc., and a number of privately-held companies.

     The Board of Directors currently consists of six directors. All directors are elected by the stockholders at each annual meeting to serve until the next annual meeting and until their successors are elected and qualified. The Company has agreed that, so long as Warburg, Pincus Investors, L.P. holds at least 20% of the outstanding Common Stock, Warburg will have the right to designate up to two directors and the Company will use its best efforts to cause such persons to remain on the Board of Directors, provided, however, that in no event does Warburg have the right under the agreement to designate more than one-half of the number of directors serving at any time. Currently, only one director serves as a designee of Warburg, although Warburg has the right to nominate a second director. If Warburg owns less than 20%, but more than 5% of the Common Stock, Warburg will have the right to designate one director. Officers are selected by and serve at the discretion of the Board of Directors.

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


Item 11. Executive Compensation.

     The information with respect to executive compensation is contained under the caption "Executive Compensation" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, and is incorporated herein by reference in response to this item.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information with respect to security ownership of certain beneficial owners and management contained under the caption "Security Ownership of Management and Others" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.

     The information with respect to certain relationships and related transactions contained under the caption "Certain Transactions" in the Company's Proxy Statement, to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, is incorporated herein by reference in response to this item.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)  Exhibits

    (1) The following Consolidated Financial Statements of the Company are included in Item 8 of this report:
         Consolidated Balance Sheets as of December 31, 1996 and 1997. Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997.
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.
         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.
         Notes to Consolidated Financial Statements.

    (2) The following Consolidated Financial Statement Schedule of the Company as required by Item 8 of Form 10-K and Item 14(d) of Form 10-K for the years ended December 31, 1995, 1996 and 1997 is filed as part of this report:

            Page       Schedule
            ----       --------
             25        Schedule II -- Valuation and Qualifying Accounts
                                      and Reserves.

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

  10.13 Loan Agreement, dated as of December 2, 1993, between Menley & James Laboratories, Inc. and Meridian Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 1993)
  10.14 Security Agreement, dated as of December 2, 1993, between Menley & James Laboratories, Inc. and Meridian Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 1993)
  10.15 Trademark Security Agreement, dated as of December 1, 1993, between Menley & James Laboratories, Inc. and Meridian Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 1993)
  10.16 Guaranty, dated as of December 2, 1993, between the Registrant and Meridian Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed December 20, 1993)
  10.17 First Amendment to Loan Agreement and Guaranty, dated as of February 6, 1995, between the Company and Meridian Bank. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 1995. Commission File No. 000-19788).
  10.18 License Agreement for Garfield bath products, dated as of October 26, 1992, and amended as of July 7, 1993 and June 16, 1994, by and between the Company and PAWS Incorporated. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 1995. Commission File No. 000-19788).
  10.19 Amendment for Garfield multivitamin products, dated as of June 16, 1994 to License Agreement between the Company and PAWS Incorporated. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 30, 1995. Commission File No. 000-19788).
  10.20 Stock Option Agreement, dated as of April 7, 1995, between the Company and Alan J. Dalby (Director). (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No. 000-19788).
  10.21 Stock Option Agreement, dated as of April 7, 1995, between the Company and Franklin W. Krum (Director). (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No. 000-19788).
  10.22 Severance Agreement, dated as of October 15, 1995, between the Company and Greg L. Kearl. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996.
         Commission File No. 000-19788).
  10.23 Severance Agreement, dated as of October 15, 1995, between the Company and Lawrence D. White. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No. 000-19788).
  10.24 Second Amendment to Lease dated, as of December 20, 1995, relating to property at 100 Tournament Drive, Horsham, Pennsylvania. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No. 000-19788).
  10.25 Revisions, dated as of May 1, 1995, October 11, 1995 and November 16, 1995 to the Loan Agreement between the Company and Meridian Bank. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No. 000-19788).
  10.26 Letter, dated as of February 13, 1996, repricing outstanding stock options under the Company's 1991 Stock Option Plan. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 27, 1996. Commission File No. 000-19788).
  10.27 Form of Director Stock Option Agreement. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 28, 1997. Commission File No. 000-19788)
  10.28 Revisions, dated as of June 24, 1996 and October 7, 1996 to the Loan Agreement between the Company and CoreStates Bank. (Incorporated by reference to the Company's Annual Report on Form 10-K filed March 28, 1997. Commission File No. 000-19788)
 *22.1   List of Subsidiaries
  27.1 Financial Data Schedule for the year ended December 31, 1997, submitted electronically to the Securities and Exchange Commission.

* Filed as an exhibit to the Registration Statement on Form S-1, Registration No. 33-44260, declared effective by the Securities and Exchange Commission on January 17, 1992, which is incorporated by reference herein.
    (b) No reports on Form 8-K were filed during the period covered by this report.
    (c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.
    (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MENLEY & JAMES, INC.


                                          /s/ Lawrence D. White
                                        -------------------------------------
                                              Lawrence D. White
                                        President and Chief Executive Officer

Date:  March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                    Title                           Date


  /s/ Lawrence D. White
------------------------
   (Lawrence D. White)    Director, Chairman of the Board,       March 27, 1998
                          President and Chief Executive Officer
                          (Principal Executive Officer)


    /s/ Greg L. Kearl
------------------------
     (Greg L. Kearl)      Director, Executive Vice President,    March 27, 1998
                          Chief Operating Officer, Secretary
                          and Treasurer


  /s/ William W. Yeager
------------------------
   (William W. Yeager)    Chief Financial Officer (Principal     March 27, 1998
                          Financial Officer and Principal
                          Accounting Officer)



    /s/ Peter J. Carr
------------------------
      (Peter J. Carr)     Director                               March 27, 1998


/s/ James T. McMillan, II
-------------------------
 (James T. McMillan, II)  Director                               March 27, 1998



  /s/ Bruce W. Simpson
-------------------------
    (Bruce W. Simpson)    Director                               March 27, 1998



  /s/ James E. Thomas
-------------------------
     (James E. Thomas)    Director                               March 27, 1998


                                                                                         SCHEDULE II



                                          MENLEY & JAMES, INC.
                             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                             (In thousands)

     The Company's valuation accounts were as follows:
                                             Balance at     Charged to                    Balance at
                                              Beginning      Costs and                      End of
                                              of Period       Expenses     Deductions       Period
                                             ----------      ---------     ----------     ----------
For the year ended December 31, 1995
Deducted from asset accounts:
  Allowance for doubtful accounts ...........    $  169         $  109         $  108         $  170
  Reserve for cash discounts ................        75            313            340             48
  Reserve for returns and allowances ........       415          2,313          2,293            435
  Reserve for inventory obsolescence ........        36            191            222              5
  Valuation allowance for deferred tax assets     1,582             --            192          1,390
                                                 ------         ------         ------         ------
    Totals ..................................    $2,277         $2,926         $3,155         $2,048
                                                 ======         ======         ======         ======


For the year ended December 31, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts ...........    $  170         $   50         $  208         $   12
  Reserve for cash discounts ................        48            328            330             46
  Reserve for returns and allowances ........       435          1,938          1,907            466
  Reserve for inventory obsolescence ........         5            112            112              5
  Valuation allowance for deferred tax assets     1,390            --             --           1,390
                                                 ------         ------         ------         ------
    Totals ..................................    $2,048         $2,428         $2,557         $1,919
                                                 ======         ======         ======         ======

For the year ended December 31, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts ...........    $   12       $     38         $   24         $   26
  Reserve for cash discounts ................        46            331            329             48
  Reserve for returns and allowances ........       466          1,558          1,634            390
  Reserve for inventory obsolescence ........         5            257            201             61
  Valuation allowance for deferred tax assets     1,390             --             81          1,309
                                                 ------         ------         ------         ------
    Totals ..................................    $1,919         $2,184         $2,269         $1,834
                                                 ======         ======         ======         ======

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