Form 10-Q
period 1998-03-31
MENLEY & JAMES INC
filed 1998-05-14
CIK 881462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1998

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

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 8, 1998, was 6,163,518.

                        MENLEY & JAMES, INC.
                              INDEX

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).                           Page No.

Condensed Consolidated Balance Sheets - March 31, 1997,
  December 31, 1997 and March 31, 1998 ............................      3

Condensed Consolidated Statements of Operations - Three Months
  Ended March 31, 1997 and 1998 ...................................      4

Condensed Consolidated Statements of Cash Flows - Three Months
  Ended March 31, 1997 and 1998 ...................................      5

Notes to Condensed Consolidated Financial Statements ..............      6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..........      6


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ........................................      8

Item 2.  Changes in Securities ....................................      8

Item 3.  Defaults Upon Senior Securities ..........................      8

Item 4.  Submission of Matters to a Vote of Security Holders ......      8

Item 5.  Other Information ........................................      8

Item 6.  Exhibits and Reports on Form 8-K .........................      8

Signature .........................................................      8

                            MENLEY & JAMES, INC.
                  Condensed Consolidated Balance Sheets
                             (In thousands)

                                        March 31,    December 31,    March 31,
                                          1997          1997           1998
                                       (Unaudited)                 (Unaudited)

ASSETS

Current assets:
 Cash and cash equivalents ........... $  2,196       $ 2,879       $  3,628
 Accounts receivable, net of
   allowances of $488 and $524
   in 1997 and $452 in 1998 ..........    2,180         2,474          1,615
 Inventory ...........................    3,849         2,844          3,063
 Other current assets ................    1,069         1,698          1,192
                                         ------        ------         ------
 Total current assets ................    9,294         9,895          9,498
Other long-term assets ...............    1,378         1,435          1,398
Product lines, trade names and
  packaging designs, net .............   11,899        11,123         10,861
Long-term deferred tax asset .........      535            --            799
                                         ------        ------         ------
  Total assets .......................  $23,106       $22,453        $22,556
                                         ======        ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable .................... $  1,498      $   840          $  758
 Accrued expenses ....................      392          647             472
 Current portion of capital
   lease obligation ..................       46           36              33
                                         ------       ------          ------
 Total current liabilities ...........    1,936        1,523           1,263
Long-term debt .......................       --           --              --
Preferred stock, $1 par value,
  authorized 5,000,000 shares,
  none issued and outstanding .........      --           --              --
Stockholders' equity:
  Common stock, $.01 par value,
    authorized 15,000,000 shares,
    issued and outstanding 6,148,518
    and 6,163,518 shares in 1997 and
    6,163,518 in 1998 .................      61           62              62
  Additional paid-in capital ..........  45,454       45,463          45,463
  Accumulated deficit ................. (24,345)     (24,595)        (24,232)
                                         ------       ------          ------
Total stockholders' equity ............  21,170       20,930          21,293
                                         ------       ------          ------
  Total liabilities and
    stockholders' equity .............. $23,106      $22,453         $22,556
                                         ======       ======          ======


                           See accompanying notes.

                            MENLEY & JAMES, INC.
              Condensed Consolidated Statements of Operations
                 (In thousands, except per share data)
                               (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                   1997            1998

Net sales ...................................    $ 3,571         $ 3,273
Cost of goods sold ..........................      1,598           1,530
                                                   -----           -----
Gross profit ................................      1,973           1,743
Selling, general and administrative
  expenses ..................................      1,589           1,969
Depreciation and amortization ...............        350             331
                                                   -----           -----
Income (loss) from operations ...............         34            (557)
Interest (expense) income ...................         (5)             39
                                                   -----           -----
Income (loss) before income taxes ...........         29            (518)
Provision (benefit) for income taxes ........         26            (881)
                                                   -----           -----
Net income ..................................    $     3         $   363
                                                   =====           =====

Basic income per share ......................    $  0.00         $  0.06
                                                   =====           =====
Diluted income per share ....................    $  0.00         $  0.06
                                                   =====           =====
Weighted average number of common
  shares outstanding - basic ................      6,148           6,163
                                                   =====           =====
Weighted average number of common
  shares outstanding - diluted ..............      6,158           6,183
                                                   =====           =====


                       See accompanying notes.

                       MENLEY & JAMES, INC.
             Condensed Consolidated Statements of Cash Flows
                         (In thousands)
                          (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                    1997          1998

Cash flows from operating activities:
  Net income ...................................  $    3       $   363
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ............     350           331
      Allowance for accounts receivable ........     (36)          (12)
      Amortization of deferred financing costs .      28            --
      Deferred income taxes (benefit) ..........      26          (881)
      Changes in operating assets and liabilities:
        Accounts receivable ....................     577           871
        Inventory ..............................    (447)         (219)
        Prepaid expenses .......................      13           588
        Accounts payable .......................     389           (82)
        Accrued expenses .......................    (149)         (175)
                                                   -----         -----
Net cash provided by operating activities ......     754           784

Cash flows used in investing activities:
  Other, principally property purchases, net ...     (99)          (32)
Cash flows used in financing activities:
  Repayment of borrowings ......................    (664)           (3)
                                                   -----         -----
Net increase (decrease) in cash ................      (9)          749
Cash and cash equivalents, beginning of period .   2,205         2,879
                                                   -----         -----
Cash and cash equivalents, end of period .......  $2,196        $3,628
                                                   =====         =====


                         See accompanying notes.

                          MENLEY & JAMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE A - INVENTORIES

Inventories consist of the following (in thousands):

                                        March 31,    December 31,    March 31,
                                          1997           1997          1998

Raw materials ......................    $ 1,273       $ 1,095        $ 1,039
Work in process ....................        690           280            325
Finished goods .....................      1,886         1,469          1,699
                                          -----         -----          -----
                                        $ 3,849       $ 2,844        $ 3,063
                                          =====         =====          =====

NOTE B - INCOME TAXES

The effective tax rate used is based on the estimated effective tax rate for the full year and exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes.

Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Results of Operations

Net sales for the three months ended March 31, 1998 were $3.3 million, a decrease of $298 thousand, compared to $3.6 million for the comparable period of 1997. The net sales decline for the first quarter reflects the continued erosion of a specific group of the Company's brands due to trade destocking and competitive pressure. Sales from this group of brands have declined from $1.8 million in the first quarter of 1995, to $1.0 million in the first quarter of 1998. However, total sales of the Company were relatively flat for the same periods, $3.4 million and $3.3 million, respectively. Increased sales from products the Company markets under agreements with three pharmaceutical firms, and sales from the Company's other brands, have largely offset this sales decline since 1995.

Cost of goods sold for the three months ending March 31, 1998 was $1.5 million compared to $1.6 million in the respective 1997 period, representing 47% and 45% of net sales in their respective periods. The increase in the cost of goods sold, as a percentage of sales for the first quarter, is a result of the change in mix-of-products sold.

Selling, general and administrative expenses for the three-month period of 1998 was $2.0 million, an increase of $380 thousand compared to the respective 1997 period. The increase is primarily due to an increase in Benzedrex and Albolene advertising costs along with an increase in marketing costs associated with the products under the Company's sales and marketing agreements. Selling, general and administrative expenses, as a percentage of sales, may fluctuate quarter to quarter based upon the timing of these expenditures and the level of sales within a quarter.

Interest income was $39 thousand for the first quarter of 1998, compared to interest expense of $5 thousand, including finance cost amortization, for the prior year period. There was no bank debt outstanding at March 31, 1998.

The Company, at December 31, 1997, had a net operating loss carryforward for federal income tax purposes of approximately $5.7 million which may be used to offset future taxable income. These loss carryforwards expire in the years 2005 through 2008. Net income includes an $881 thousand tax benefit for the first quarter of 1998. The effective tax rate used is based on the estimated effective tax rate for the full year and exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes. The Company has net deferred tax assets of $1.6 million in its condensed consolidated balance sheet as of March 31, 1998, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of $8.2 million. Working capital was provided by operations and may also be provided by the periodic use of its revolving credit facility. The revolving credit facility has a maximum borrowing limit of $3.0 million and terminates on June 30, 1998, unless extended. The Company has no bank debt outstanding at March 31, 1998. The Company expects to extend the revolving credit facility, however, no assurance can be given that the Company will be able to extend the facility or replace it with substitute credit arrangements. Extended payment date terms that are consistent with standard industry practice and are offered to the Company's customers under marketing programs create seasonal changes in the Company's cash flow. These extended payment programs are directly related to the seasonal promotion of the Company's cough and cold brands.

As of March 31, 1998, the Company's primary cash requirements are for its normal working capital requirements as the Company normally incurs only a limited amount of capital expenditures. The Company's strategic focus is to grow Menley & James by building a brand-name health care products business. The Company intends to accomplish this by developing a lead product and/or acquiring new companies or brands, preferably in the Nutraceutical vitamin and herb supplement market. Management believes that cash flow from operations and current and future borrowing capacity will be sufficient to fund the Company's operating and capital requirements for the foreseeable future.

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      None
Item 2. Changes in Securities                                  None
Item 3. Defaults Upon Senior Securities                        None
Item 4. Submission of Matters to a Vote of Security Holders    None
Item 5. Other Information                                      None
Item 6. Exhibits and Reports on Form 8-K
        a. Exhibits                                            None
        b. Reports on Form 8-K
           The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 1998.



                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MENLEY & JAMES, INC.



Date: May 14, 1998                           /s/ William W. Yeager
                                             ---------------------
                                             William W. Yeager
                                             Chief Financial Officer
                                               (and duly authorized
                                                officer of the registrant)

Exhibit Index

Exhibit
No.                    Description

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.