Form 10-Q
period 1998-06-30
MENLEY & JAMES INC
filed 1998-08-14
CIK 881462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 12, 1998, was 6,163,518.

                        MENLEY & JAMES, INC.
                              INDEX

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).                        Page No.

Condensed Consolidated Balance Sheets - June 30, 1997,
  December 31, 1997 and June 30, 1998 ..............................   3
Condensed Consolidated Statements of Operations - Three and Six
  Months Ended June 30, 1997 and 1998 ..............................   4
Condensed Consolidated Statements of Cash Flows - Six Months
  Ended June 30, 1997 and 1998 .....................................   5
Notes to Condensed Consolidated Financial Statements ...............   6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...........   6



                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .........................................   7

Item 2.  Changes in Securities .....................................   7

Item 3.  Defaults Upon Senior Securities ...........................   7

Item 4.  Submission of Matters to a Vote of Security Holders .......   7

Item 5.  Other Information .........................................   8

Item 6.  Exhibits and Reports on Form 8-K ..........................   8

Signature ..........................................................   8

                       MENLEY & JAMES, INC.
               Condensed Consolidated Balance Sheets
                         (In thousands)


                                        June 30,     December 31,    June 30,
                                         1997           1997           1998
                                      (Unaudited)                  (Unaudited)

ASSETS

Current assets:
 Cash and cash equivalents ..........   $ 1,941        $ 2,879       $ 3,625
 Accounts receivable, net of
   allowances of $461 and $524
   in 1997 and $452 in 1998 .........     2,164          2,474         2,217
 Inventory ..........................     3,520          2,844         3,170
 Other current assets ...............     1,716          1,698         1,277
                                         ------         ------        ------
 Total current assets ...............     9,341          9,895        10,289
Other long-term assets ..............     1,387          1,435         1,417
Product lines, trade names and
  packaging designs, net ............    11,640         11,123        10,601
Long-term deferred tax asset ........       407             --           503
                                         ------         ------        ------
  Total assets ......................   $22,775        $22,453       $22,810
                                         ======         ======        ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ...................   $ 1,182        $   840       $ 1,039
 Accrued expenses ...................       460            647           630
 Current portion of capital
   lease obligation .................        43             36            29
                                         ------         ------        ------
     Total current liabilities ......     1,685          1,523         1,698
Preferred stock, $1 par value,
  authorized 5,000,000 shares,
  none issued and outstanding ........       --             --            --
Stockholders' equity:
 Common stock, $.01 par value,
   authorized 15,000,000 shares,
   issued and outstanding 6,148,518
   and 6,163,518 shares in 1997 and
   6,163,518 in 1998 ..................      61             62             62
 Additional paid-in capital ...........  45,454         45,463         45,463
 Accumulated deficit .................. (24,425)       (24,595)       (24,413)
                                         ------         ------         ------
Total stockholders' equity ............  21,090         20,930         21,112
  Total liabilities and                  ------         ------         ------
    stockholders' equity .............. $22,775        $22,453        $22,810
                                         ======         ======         ======


                           See accompanying notes.

                           MENLEY & JAMES, INC.
               Condensed Consolidated Statements of Operations
                 (In thousands, except per share data)
                              (Unaudited)


                                      Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                       1997       1998       1997      1998

Net sales .......................   $ 3,280    $ 3,649    $ 6,851   $ 6,922
Cost of goods sold ..............     1,738      1,688      3,336     3,218
                                     ------     ------     ------    ------
Gross profit ....................     1,542      1,961      3,515     3,704
Selling, general and
  administrative expenses .......     1,180      1,551      2,769     3,520
Depreciation and amortization ...       342        336        692       667
                                     ------     ------     ------    ------
Income (loss) from operations ...        20         74         54      (483)
Interest income .................        28         41         23        80
                                     ------     ------     ------    ------
Income (loss) before income taxes        48        115         77      (403)
Provision (benefit) for
  income taxes ..................       128        296        154      (585)
                                     ------     ------     ------    ------
Net income (loss) ...............  $    (80)   $  (181)   $   (77)  $   182
                                     ======     ======     ======    ======

Basic income (loss) per share ...    $ (0.01)  $ (0.03)   $ (0.01)  $  0.03
                                      ======    ======     ======    ======

Diluted income (loss) per share ..   $ (0.01)  $ (0.03)   $ (0.01)  $  0.03
                                      ======    ======     ======    ======


Weighted average number of common
  shares outstanding - basic ......    6,148     6,163      6,148     6,163
                                       =====     =====      =====     =====

Weighted average number of common
  shares outstanding - diluted ....    6,185     6,197      6,172     6,190
                                       =====     =====      =====     =====



                            See accompanying notes.

                           MENLEY & JAMES, INC.
              Condensed Consolidated Statements of Cash Flows
                             (In thousands)
                              (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                                  1997           1998

Cash flows from operating activities:
 Net income (loss) .......................... $    (77)      $    182
 Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
 Depreciation and amortization ..............      692            667
 Allowance for accounts receivable ..........      (63)            (6)
 Amortization of deferred financing costs ...       28             --
 Deferred income taxes (benefit) ............      154           (585)
 Changes in operating assets and liabilities:
  Accounts receivable .......................      620            263
  Inventory .................................     (118)          (326)
  Prepaid expenses ..........................     (634)           503
  Accounts payable ..........................       73            199
  Accrued expenses ..........................      (81)           (17)
                                                ------         ------
Net cash provided by operating activities ...      594            880

Cash flows used in investing activities:
  Other, principally property purchases, net      (191)          (127)
Cash flows used in financing activities:
  Repayment of borrowings ...................     (667)            (7)
                                                ------         ------
Net increase (decrease) in cash .............     (264)           746
Cash and cash equivalents, beginning of period   2,205          2,879
                                                ------         ------
Cash and cash equivalents, end of period ....  $ 1,941        $ 3,625
                                                ======         ======


                              See accompanying notes.

                              MENLEY & JAMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE A - INVENTORIES

Inventories consist of the following (in thousands):

                                          June 30,   December 31,    June 30,
                                           1997         1997           1998

Raw materials .........................  $ 1,288       $ 1,095       $ 1,193
Work in process .......................      580           280           264
Finished goods ........................    1,652         1,469         1,713
                                          ------        ------        ------
                                         $ 3,520       $ 2,844       $ 3,170
                                          ======        ======        ======


NOTE B - INCOME TAXES

The effective tax rate used is based on the estimated effective tax rate for the full year and exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the second quarter ended June 30, 1998 were $3.6 million, an increase of $369 thousand, compared to $3.3 million for the comparable period of 1997. The net sales increase for the second quarter reflects an increase of $328 thousand in net sales of AsthmaHaler. Total year-to-date sales of the Company were $6.9 million, which is relatively flat for the
comparable year-to-date period.   However, the net sales for the first six
months reflect the continued erosion of a specific group of the Company's brands due to trade destocking and competitive pressure. Sales from this group of brands have declined from $3.5 million in the first six months of 1995 to $2.3 million in the first six months of 1998. However, total sales of the Company were relatively flat for the same periods, $7.0 million and $6.9 million, respectively. Increased sales from products the Company markets under agreements with three pharmaceutical firms and sales from the Company's other brands have largely offset this sales decline since 1995.

Cost of goods sold for the second quarter ended June 30, 1998 and 1997 was $1.7 million in each period, representing 46% and 53% of net sales in their respective periods. Year-to-date cost of goods sold was $3.2 million, or 46% of net sales in 1998, compared to $3.3 million, or 49% of net sales for 1997. The decrease in the cost of goods sold, as a percentage of sales, is a result of the change in mix-of-products sold and lower product costs.

Selling, general and administrative expenses for the three- and six-month periods of 1998 were $1.6 and $3.5 million, an increase of $371 and $751 thousand compared to the respective 1997 periods. The increase is primarily due to an increase in Benzedrex and Albolene advertising costs along with an increase in marketing costs associated with the products under the Company's sales and marketing agreements. Selling, general and administrative expenses, as a percentage of sales, may fluctuate quarter to quarter based upon the timing of these expenditures and the level of sales within a quarter.

The Company, at December 31, 1997, had a net operating loss carryforward for federal income tax purposes of approximately $5.7 million which may be used to offset future taxable income. These loss carryforwards expire in the years 2005 through 2008. The net loss for the second quarter includes $296 thousand of tax expense. Net income for the year includes $585 thousand in tax benefit. The effective tax rate used is based on the estimated effective tax rate for the full year and exceeds the statutory federal tax rate primarily as a result of the amortization of product lines and trade names which is not deductible for tax purposes. The Company has net deferred tax assets of $1.3 million in its condensed consolidated balance sheet as of June 30, 1998, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of $8.6 million. Working capital was provided by operations and may also be provided by the periodic use of its revolving credit facility. The revolving credit facility has a maximum borrowing limit of $3.0 million and terminates on June 30, 2000, unless extended. The Company had no bank debt outstanding at June 30, 1998. Extended payment date terms that are consistent with standard industry practice and are offered to the Company's customers under marketing programs create seasonal changes in the Company's cash flow. These extended payment programs are directly related to the seasonal promotion of the Company's cough and cold brands.

As of June 30, 1998, the Company's primary cash requirements are for its normal working capital requirements as the Company normally incurs only a limited amount of capital expenditures. Management believes that cash flow from operations and current and future borrowing capacity will be sufficient to fund the Company's operating and capital requirements for the foreseeable future.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                               None
Item 2.  Changes in Securities                           None
Item 3.  Defaults Upon Senior Securities                 None
Item 4.  Submission of Matters to a Vote of Security Holders
         At the Company's Annual Meeting of Stockholders held May 21, 1998, the stockholders of the Company elected six directors of the Company, ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1998, and approved an amendment to the Company's 1991 Stock Option Plan to increase the number of shares reserved for issuance.
         Messrs. Carr, Kearl, McMillan, Simpson, Thomas and White were elected to serve as directors at the meeting. The voting results were as follows: 5,751,912 shares were in favor of Mr. Carr and 62,975 shares withheld; 5,750,422 shares were in favor of Mr. Kearl and 64,465 shares withheld; 5,751,912 shares were in favor of Mr. McMillan, and 62,975 shares withheld; 5,750,722 shares were in favor of Mr. Simpson and 64,165 shares withheld; 5,749,522 shares were in favor of Mr. Thomas and 65,365 shares withheld; and 5,750,422 shares were in favor of Mr. White and 64,465 shares withheld. The vote ratifying the appointment of Ernst & Young, LLP as independent auditors was 5,767,362 shares for, 37,025 shares against and 10,500 shares withheld. The vote to amend the 1991 Stock Option Plan was 5,471,684 shares for, 274,903 shares against and 68,300 shares withheld.

Item 5.  Other Information                            None
Item 6.  Exhibits and Reports on Form 8-K
         a. Exhibits                                  None
         b. Reports on Form 8-K
            The registrant was not required to file any current reports on Form 8-K during the three months ended June 30, 1998.




                                  SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MENLEY & JAMES, INC.


Date: August 13, 1998                    /s/ William W. Yeager

                                        Chief Financial Officer
                                        (and duly authorized
                                         officer of the registrant)

Exhibit Index

Exhibit
No.                      Description

27 Financial Data Schedule, which is submitted Electronically to the Securities and Exchange Commission for information only and not filed.