Form 10-Q
period 1998-09-30
MENLEY & JAMES INC
filed 1998-11-16
CIK 881462

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                   ----------

                        Commission File Number: 000-19788

                                   ----------

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

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of November 10, 1998, was 6,163,520.



================================================================================

                              MENLEY & JAMES, INC.

                                      INDEX



                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).                                                                 Page No.

Condensed Consolidated Balance Sheets - September 30, 1997, December 31, 1997
   and September 30, 1998.............................................................................         3

Condensed Consolidated Statements of Operations - Three and Nine Months
  Ended September 30, 1997 and 1998...................................................................         4

Condensed Consolidated Statements of Cash Flows - Nine Months
   Ended September 30, 1997 and 1998..................................................................         5

Notes to Condensed Consolidated Financial Statements..................................................         6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............................................         7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .................................          9


                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................         9

Item 2.  Changes in Securities........................................................................         9

Item 3.  Defaults Upon Senior Securities..............................................................         9

Item 4.  Submission of Matters to a Vote of Security Holders..........................................         9

Item 5.  Other Information............................................................................         9

Item 6.  Exhibits and Reports on Form 8-K.............................................................         9

Signature.............................................................................................         9

                                                MENLEY & JAMES, INC.
                                       Condensed Consolidated Balance Sheets
                                                  (In thousands)


                                                                   September 30,   December 31,    September 30,
                                                                      1997             1997             1998
                                                                    --------         --------         --------
                                                                   (Unaudited)                      (Unaudited)
                                             ASSETS

Current assets:
    Cash and cash equivalents ..............................        $  1,646         $  2,879         $  3,376
    Accounts receivable, net of allowances of $464 and
      $524 in 1997 and $477 in 1998 ........................           3,116            2,474            2,748
    Inventory ..............................................           3,218            2,844            3,059
    Other current assets ...................................           1,998            1,698              328
                                                                    --------         --------         --------
    Total current assets ...................................           9,978            9,895            9,511
Other long-term assets .....................................           1,412            1,435            1,392
Product lines, trade names and packaging designs, net ......          11,387           11,123            5,709
Long-term deferred tax asset ...............................              62             --               --
                                                                    --------         --------         --------
    Total assets ...........................................        $ 22,839         $ 22,453         $ 16,612
                                                                    ========         ========         ========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .......................................        $  1,248         $    840         $    762
    Accrued expenses .......................................             540              647            2,408
    Current portion of capital lease obligation ............              40               36             --
                                                                    --------         --------         --------
    Total current liabilities ..............................           1,828            1,523            3,170
Preferred stock, $1 par value, authorized 5,000,000 shares,
    none issued and outstanding ............................            --               --               --
Stockholders' equity:
    Common stock, $.01 par value, authorized 15,000,000
      shares, issued and outstanding 6,148,518 and 6,163,518
      shares in 1997 and 6,163,520 in 1998 .................              61               62               62
    Additional paid-in capital .............................          45,454           45,463           45,463
    Accumulated deficit ....................................         (24,504)         (24,595)         (32,083)
                                                                    --------         --------         --------
Total stockholders' equity .................................          21,011           20,930           13,442
                                                                    --------         --------         --------
    Total liabilities and stockholders' equity .............        $ 22,839         $ 22,453         $ 16,612
                                                                    ========         ========         ========




                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)




                                                        Three Months Ended               Nine  Months  Ended
                                                           September 30,                    September 30,
                                                      ---------------------             ---------------------
                                                      1997             1998             1997             1998
                                                      ----             ----             ----             ----


Net sales ..................................        $  3,546         $  3,557         $ 10,397         $ 10,479
Cost of goods sold .........................           1,714            1,734            5,050            4,952
                                                    --------         --------         --------         --------
Gross profit ...............................           1,832            1,823            5,347            5,527
Selling, general and administrative expenses           1,244            1,292            4,013            4,812
Depreciation and amortization ..............             342              328            1,034              995
                                                    --------         --------         --------         --------
Income (loss) from operations ..............             246              203              300             (280)
Interest income ............................              25               42               48              122
Loss on Sale - Note A ......................            --              6,632             --              6,632
                                                    --------         --------         --------         --------
Income (loss) before income taxes ..........             271           (6,387)             348           (6,790)
Provision for income taxes .................             350            1,283              504              698
                                                    --------         --------         --------         --------
Net loss ...................................        $    (79)        $ (7,670)        $   (156)        $ (7,488)
                                                    ========         ========         ========         ========

Basic loss per share .......................        $  (0.01)        $  (1.24)        $  (0.03)        $  (1.21)
                                                    ========         ========         ========         ========

Diluted loss per share .....................        $  (0.01)        $  (1.24)        $  (0.03)        $  (1.21)
                                                    ========         ========         ========         ========

Weighted average number of common
  shares outstanding - basic ...............           6,148            6,163            6,148            6,163
                                                    ========         ========         ========         ========

Weighted average number of common
  shares outstanding - diluted .............           6,185            6,242            6,172            6,208
                                                    ========         ========         ========         ========


                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                           Nine Months Ended
                                                              September 30,
                                                         ---------------------
                                                           1997          1998
                                                         -------       -------

Cash flows from operating activities:
    Net loss ......................................      $  (156)      $(7,488)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization ..............        1,034           995
       Allowance for accounts receivable ..........          (60)           13
       Amortization of deferred financing costs ...           28          --
       Deferred income taxes ......................          474           692
       Loss on Sale ...............................         --           6,632
       Changes in operating assets and liabilities:
         Accounts receivable ......................         (335)         (287)
         Inventory ................................          184          (215)
         Prepaid expenses .........................         (891)          678
         Accounts payable .........................          139           (78)
         Accrued expenses .........................           (1)         (239)
                                                         -------       -------
Net cash provided by operating activities .........          416           703

Cash flows used in investing activities:
    Other, principally property purchases, net ....         (305)         (170)
Cash flows used in financing activities:
    Repayment of borrowings .......................         (670)          (36)
                                                         -------       -------
Net increase (decrease) in cash ...................         (559)          497
Cash and cash equivalents, beginning of period ....        2,205         2,879
                                                         -------       -------
Cash and cash equivalents, end of period ..........      $ 1,646       $ 3,376
                                                         =======       =======



                             See accompanying notes.

                              MENLEY & JAMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, as well as an adjustment to record the loss associated with the sale of substantially all of the assets and assignment of substantially all of the liabilities of the Company, as described in Note A. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.



NOTE A -  SALE OF ASSETS

The Company has entered into an agreement dated August 21, 1998, as amended October 13, 1998 and November 11, 1998, (the "Sale Agreement"), pursuant to which the Company will sell substantially all of its assets and assign substantially all of its liabilities to Numark Laboratories, Inc., for a purchase price of $13,430,000 (the "Sale"). Approval and adoption of the Sale Agreement require the affirmative vote of holders of a majority of the outstanding common shares of the Company. Concurrent with the execution of the Sale Agreement, stockholders who beneficially own, in the aggregate, approximately 53.5% of the outstanding shares of the Company's common stock agreed to vote their shares in favor of approval and adoption of the Sale Agreement. The Company expects the Sale to be completed as soon as practicable after the Company's November 23, 1998 Special Meeting of Stockholders to approve and adopt the Sale Agreement.

The Sale results in a loss to the Company totaling approximately $7.9 million, which is comprised of pretax charges of $2.0 million for severance and transaction-related costs and a $4.6 million write-down to their net realizable value of all assets to be sold and a reversal of the tax benefit recorded during 1998 and a valuation allowance for previously recorded deferred tax assets totaling $1.3 million.


NOTE B -  INVENTORIES

Inventories consist of the following (in thousands):

                                   September 30,  December 31,   September 30,
                                      1997            1997           1998
                                     ------          ------         ------

Raw materials ...............        $1,131          $1,095         $1,302
Work in process .............           596             280            240
Finished goods ..............         1,491           1,469          1,517
                                     ------          ------         ------
                                     $3,218          $2,844         $3,059
                                     ======          ======         ======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Sale of Assets

Menley & James, Inc., (the "Company") has entered into an Asset Purchase Agreement dated August 21, 1998, and as amended by Amendment No. 1 dated as of October 13, 1998 and Amendment No. 2 dated November 11, 1998, (as amended, the "Sale Agreement"), by and among the Company, Menley & James Laboratories, Inc. (the "Subsidiary"), and Numark Laboratories, Inc., (the "Purchaser"), concerning the proposed sale of substantially all of the assets, and the assignment of substantially all of the liabilities, of the Subsidiary, for a purchase price of $13,430,000 (the "Sale"). Approval and adoption of the Sale Agreement requires the affirmative vote of holders of a majority of the outstanding Common Shares. Concurrently with the execution of the Sale Agreement, stockholders who beneficially own, in the aggregate, approximately 53.5% of the outstanding shares of the Company's common stock, par value $0.01 per share (the "Common Shares"), agreed to vote their Common Shares in favor of approval and adoption of the Sale Agreement. The Company expects that the Sale will be completed as soon as practicable after the Company's November 23, 1998 Special Meeting of Stockholders to approve and adopt the Sale Agreement.

Results of Operations

Net sales for the third quarter and the nine months ended September 30, 1998 were relatively flat compared to the respective 1997 periods. However, the net sales for the first nine months reflect the continued erosion of a specific group of the Company's brands due to trade destocking and competitive pressure. Sales from this group of brands have declined from $4.9 million in the first nine months of 1995 to $3.6 million in the first nine months of 1998. Increased sales from products the Company markets under agreements with three pharmaceutical firms and sales from the Company's other brands have largely offset this sales decline since 1995.

Cost of goods sold was $1.7 million in each of the third quarters ended September 30, 1998 and 1997, representing 49% and 48% of net sales in their respective periods. Year-to-date cost of goods sold was $5.0 million, or 47% of net sales in 1998, compared to $5.1 million, or 49% of net sales in 1997. The decrease in the cost of goods sold, as a percentage of sales, is a result of the change in mix-of-products sold and lower product costs.

Selling, general and administrative expenses for the three- and nine-month periods of 1998 were $1.3 and $4.8 million, an increase of $48 thousand and $799 thousand compared to the respective 1997 periods. Selling, general and administrative expenses were impacted by an increase in Benzedrex and Albolene advertising costs along with an increase in marketing costs associated with the products under the Company's sales and marketing agreements. Selling, general and administrative expenses, as a percentage of sales, may fluctuate quarter to quarter based upon the timing of these expenditures and the level of sales within a quarter.

An estimated pretax loss of $6.6 million on the sale of the Company's assets has been recorded in the Company's financial statements for the quarter ended September 30, 1998, which is comprised of pretax charges of $2.0 million for severance and transaction-related costs and a $4.6 million write-down to their net realizable value of all assets to be sold.

The net loss for the third quarter includes a $1.3 million tax provision, which is comprised of a $ 698 thousand valuation allowance for previously recorded deferred tax assets and a reversal of $585 thousand of tax benefits recorded in 1998. Upon completion of the Sale the Company expects to have an estimated net operating loss carryforward for federal income tax purposes of approximately $6.1 million and an estimated capital loss carryforward of approximately $24.5 million.


Liquidity and Capital Resources

The Company has agreed to sell substantially all of its assets for $13.43 million in cash (excluding $2.0 million in cash (the "Retained Cash") and certain other assets) and assign substantially all of its liabilities to the Purchaser. Excluded from the liabilities that the Purchaser will assume are all of the Company's costs and expenses associated with the Sale, including employee severance obligations and certain other liabilities.

The Company plans to use the cash proceeds from the Sale (and the Retained Cash) to pay certain retained liabilities and fund transaction expenses related to the Sale. The Company will use the remainder of the net proceeds for general corporate purposes, including to pay ongoing general and administrative costs, and to seek candidates to effect a business combination.

Immediately prior to the closing of the Sale, the Company will terminate its existing working capital facility, under which there are currently no amounts outstanding.

After the Sale, the Company will be transformed to serve as a vehicle to effect a business combination, whether by merger, exchange of capital stock, acquisition of assets, strategic investment of a minority interest, or other similar business combination. Any such business combination would depend on the availability of attractive candidates and the Company's ability to finance any such business combination. The Company intends to utilize its remaining cash, together with potentially additional equity or debt, or a combination thereof, in effecting a business combination. The Company has not identified any acquisition candidates or the availability of financing arrangements and there can be no assurance that any business combination will be accomplished.


Year 2000 Compliance

The Company has completed an assessment of its computer programs and is in the process of modifying its software so that its computer system will comply with the "Year 2000" requirements. This project is 90% complete, and the Company does not believe that the costs associated with this project are material. After the Sale is completed, the Company will not immediately be engaged in any substantial business operations, and management, therefore, does not believe that computer problems associated with the year 2000 will have any material effect on its operations. The possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "Year 2000" problem. The effect of such problem on the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.


Special Note Regarding Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking information. There are a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made above. These include, but are not limited to, the Company's income and loss from operations through the completion of the Sale, risks and uncertainties associated with identifying an appropriate merger candidate, completing such a transaction (including obtaining required financing on acceptable terms and conditions), and the risks and uncertainties associated with operating the acquired business. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained herein.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

            See exhibit index following the signature page.

            b.    Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on August 31, 1998 (and amended the same report on September 8, 1998) with respect to the signing of the Asset Purchase Agreement and announcing the sale and assignment of substantially all of the Company's assets and liabilities.






                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MENLEY & JAMES, INC.




Date: November 16, 1998                         /s/ William W. Yeager
                                                -----------------------
                                                William W. Yeager
                                                Chief Financial Officer
                                                   (and duly authorized
                                                    officer of the registrant)

EXHIBIT INDEX

     Exhibit
     Number       Description
     ------       -----------

       2.1        Asset Purchase Agreement dated as of August 21, 1998 by and among the Company, Menley & James Laboratories, Inc. and Numark Laboratories, Inc.

       2.2        Amendment No. 1 to Asset Purchase Agreement dated as of
                    October 13, 1998 by and among the Company, Menley & James Laboratories, Inc. and Numark Laboratories, Inc.

       2.3        Amendment No. 2 to Asset Purchase Agreement dated as of
                    November 11, 1998 by and among the Company, Menley & James Laboratories, Inc. and Numark Laboratories, Inc.

      10.2        Amended and Restated 1991 Stock Option Plan (as amended by
                    Amendment 1998-1 on September 9, 1998)

    10.22A        Severance Agreement dated as of September 24, 1998 between the
                    Company and Greg L. Kearl

     10.29        Stockholders' Agreement dated as of August 21, 1998 by an
                    among Warburg, Pincus Investors, L.P., Lawrence D. White and Numark Laboratories, Inc.

      27.1        Financial Data Schedule as of, and for the nine months ended,
                    September 30, 1998 (submitted electronically only)