Form 10-K
period 1998-12-31
MENLEY & JAMES INC
filed 1999-03-29
CIK 881462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998


                        Commission file number: 000-19788

                              MENLEY & JAMES, INC.
             (Exact name of Registrant as specified in its charter)


       Delaware                                         23-2621602
(State of incorporation)                   (I.R.S. Employer Identification No.)

                         125 Strafford Avenue, Suite 300
                            Wayne, Pennsylvania 19087
                    (Address of principal executive offices)
                  Registrant's telephone number: (610) 975-4540


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of March 19, 1999, was $5,170,823.

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 19, 1999, was 6,169,040.

                      Documents Incorporated by Reference:

                 Document                      Part(s) Into Which Incorporated

(1) Proxy Statement to be used in connection              Part III
with the Annual Meeting of Stockholders to be held May 19, 1999 (the "Proxy Statement").
With the exception of the pages of the Proxy
Statement specifically incorporated by
reference herein, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

            Important Factors Relating to Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of Menley & James, Inc., we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. Among the most significant of these factors are:

        o the operations and financial condition of any company that we might acquire or with which we might merge;
        o our ability to raise additional cash if it is necessary to consummate an acquisition or infuse capital into a new business;
        o   our lack of experience in any new business in which we might engage;
            and
        o   the attendant risks inherent in establishing a new line of business.

Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by Menley & James, Inc. or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

Item 1.  Business(1)

Overview

         Menley & James, Inc., a Delaware corporation, was incorporated in 1990. Until November 1998, we produced and marketed a diverse portfolio of over-the-counter pharmaceutical and toiletry products. These brands were sold in drug stores, supermarkets and other mass merchandisers throughout the United States. We began our operations in 1990, with 32 brands which we acquired from SmithKline Beecham Corporation.

         Our strategy was to systematically develop and execute targeted programs for specific brands so as to identify a product that would provide sufficient sales response to become our lead product. Through strategic ventures, we developed three new brands: Derifil, Humibid and Capasaicin. During 1997, we focused our development and marketing efforts on the brands Benzedrex, Derifil and Humibid Guaifenesin Plus. In 1998, we focused on marketing the brands Albolene, Benzedrex and Humibid. We devoted significant time and resources to expanding the business through acquisitions. However, we concluded that continued focus on the retail over-the-counter pharmaceutical and toiletry marketplace would not be

--------
         (1) References to "Menley & James", "our" and "we" in this report include Menley & James, Inc. and its wholly-owned operating subsidiary, Menley & James Laboratories, Inc., except where the context requires otherwise.

the best way to increase stockholder value and began to solicit prospective purchasers to acquire the business.

         On November 23, 1998, we sold substantially all of our assets to Numark Laboratories, Inc. Under the terms of the sale, Numark paid us $13.43 million in cash and assumed substantially all of our liabilities. The only assets and liabilities which Menley & James retained were our office lease and certain automobile and equipment leases, certain insurance policies, the corporate names "Menley & James, Inc." and "Menley & James Laboratories, Inc." and approximately $2.0 million in cash to pay costs and expenses associated with the sale, including employee severance payments.

         At December 31, 1998, as a result of the sale, we had the following:

            o   approximately $14 million in cash;
            o   no debt;
            o an estimated $5.6 million of net operating loss carry-forwards and an estimated $24.1 million in capital loss carry-forwards, which may be used to offset future taxable income, if any; and
            o   6,163,520 outstanding common shares.

         The foregoing description of the sale is qualified in its entirety by the full text of the Asset Purchase Agreement, dated as of August 21, 1998 (as amended, the "Agreement") between Menley & James and Numark, which is incorporated by reference into this Form 10-K as set forth under it in Exhibits 2.1, 2.2, and 2.3.

Strategy of Post-Sale Menley and James

         Consummation of the sale terminated Menley & James' production and marketing operations. We presently have no operating business. Since the sale, we have been seeking to effect a business combination, outside of the over-the-counter pharmaceutical and toiletry business, with an operating business in an effort to maximize stockholder value.

         Of the various methods and forms by which we may structure a business combination, we are considering using a merger, an exchange of capital stock, an acquisition of assets, a strategic investment in a minority interest or other similar business combination. The actual form and structure of a business combination will depend upon numerous factors pertaining to the new operating business and its stockholders as well as potential tax and accounting treatments afforded the business combination. Additionally, any business combination in which we might participate will depend on the availability of attractive candidates and our ability to finance any such business combination. We intend to use our remaining cash, together with additional equity or debt, or a combination of these, to achieve a business combination. The amount and nature of any borrowings we make will depend on a number of considerations including our capital requirements, our perceived ability to service such debt and prevailing conditions in the financial markets and the general economy.

         Lawrence D. White is Menley & James' sole employee. With the assistance of consultants, he is administering our affairs, including financial reporting matters, general administrative concerns and the payment of retained liabilities. Additionally, he is implementing our strategy of pursuing a business combination with a new operating business at the direction of the Board of Directors and with the assistance of Warburg, Pincus Investors, L.P. Since the sale, Menley & James has contacted approximately 35 underwriters, reviewed approximately 150 withdrawn or postponed initial public offerings and contacted 20 of these firms, attended the Mid-Atlantic Venture Fair, identified approximately 225 prospective venture capital firms which may have access to potential candidates for a business combination and contacted 18 of them, and reviewed and rejected more than 20 specific business proposals. Thus far, we have made no agreements, commitments or understandings with any candidates for a business combination.

Executive Officer of Menley & James

         Since the sale in November, 1998, Mr. White has been our sole employee and executive officer. Mr. White, age 53, serves as our President and Chief Executive Officer, offices he has held since Menley & James' inception in 1990. From January 1986 to May 1990 he was Vice President of Marketing and Sales for SmithKline Consumer Products, a division of SmithKline Beecham Corporation. Prior to working at SmithKline Beecham Corporation, Mr. White was at Revlon's Norcliff Thayer Division as Vice President of Marketing from 1982 to 1985, as Director of Brand Management from 1981 to 1982, as Marketing Group Director from 1978 to 1981, and as a Brand Manager from 1977 to 1978.

         Mr. White was selected by and serves at the discretion of the Board of Directors.

Factors Which May Affect Results

         Menley & James' ability to acquire and to successfully and profitably operate a new operating business, if any, will be subject to various risk factors including the following:

         No Operating History. Risks, expenses, problems and delays, with no assurance of profitability, are inherent in our establishment of a new line of business in which we have no operating history.

         Acquisition Risks. The success of Menley & James' acquisition strategy is dependent on the operations, financial condition and management of the companies with which we may merge or which we may acquire. In order to effect an acquisition, we may incur indebtedness which we will need to repay. If we make an investment by acquiring a minority interest in a business, then we will lack control over the operations and strategy of the business.

         Unspecified Business Risks. Until we have identified the business opportunities in which we will attempt to obtain an interest, we cannot describe the specific risks presented by such business. If we combine with a financially unstable company or an entity in its early stage of development or growth, we will be subject to the risks inherent in the business and operations of such companies. If we combine with an entity in an industry characterized by a high level of risk, we will be subject to the currently unascertainable risks of that industry. Our new operating business may involve an unproven product, technology or marketing strategy, the ultimate success of which can not be assured. Our investment in a business opportunity may be highly illiquid and could result in a total loss if the opportunity is unsuccessful.

         Need for Additional Financing. We may need to raise additional cash to consummate a business combination or infuse capital into a new operating business. Our limited resources and lack of operating history may make it difficult to borrow funds on commercially acceptable terms. The incurrence of debt would likely subject us to restrictive financial covenants as well as the risk of interest rate fluctuations and the possible insufficiency of Menley & James' cash flow to pay principal and interest. If we issue additional common shares to raise additional funds, the interests of current shareholders would be diluted and stockholders of a new operating business could possibly obtain a controlling interest in Menley & James. Alternately, if we issue preferred stock, the preferred stockholders may have rights or privileges senior to those of the holders of our common shares.

         Regulation. Menley & James does not intend to become an investment company and is currently relying on the transient investment company one-year exemption under Rule 3a-2 of the Investment Company Act of 1940. However, if we do not acquire a new operating business within one year of the sale and continue to invest the net proceeds of the sale in investment securities, we may be required to register as an investment company under the 1940 Act. If we are a registered investment company, we will be subject to a substantial increase in the regulation of Menley & James and to the additional expenses of compliance.

         Limited Management Resources and Experience. Menley & James is currently managed solely by Mr. White, assisted by consultants on an as needed basis. Our success will depend on our ability to attract and retain key management and other personnel with the expertise required in connection with the growth and development of a new operating business.

         Scarcity of and Competition for Business Combinations. Many competitors in the business of seeking mergers with and acquisitions of small private entities have greater financial, technical, human and other resources than Menley & James.

         No Agreement for Business Combination or Other Transaction. Menley & James may not be successful in concluding a favorable business combination and there is no assurance that any such business combination will yield a financial return to our stockholders.

         Possible lack of Diversification. Our possible failure or inability to diversify our business activities may subject us to the risk of economic fluctuations within a particular business or industry.

         Tax Considerations. The anticipated income tax benefit of our net operating loss carry-forwards and capital loss carry-forwards may not be realized or may be decreased if the time period in which they may be used expires, or there is a change in control of Menley & James.

         Limited Public Market for Common Shares. The market price of our common shares could fluctuate significantly and there is no assurance that an active trading market for our common shares will be developed or maintained.

         Certain Anti-takeover Provisions. Menley & James' charter and by-laws include certain provisions which may have the effect of delaying, deterring or preventing a future takeover or change in control absent approval of the Board of Directors. Our issuance of preferred stock could also make it more difficult for a third party to acquire a majority of the outstanding common shares and discourage a third party from attempting to do so. Finally, anti-takeover provisions of the Delaware General Corporation Law which restrict an "interested stockholder" from engaging in a "business combination" could delay or prevent a change in control of Menley & James.

Available Information

         We file proxy statements, reports and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. For more information on the operation of the Public Reference Room you may call the SEC at 1-800-SEC-0330. Some of this information may also be accessed through the SEC's Internet address at http://www.sec.gov.

Item 2.  Properties.

         Because of our limited need for office space after the sale, we lease office space in Wayne, Pennsylvania for our corporate offices on a short-term basis.

Item 3.  Legal Proceedings.

         There are no legal proceedings pending against Menley & James or to which Menley & James is a party. To the knowledge of management, no such proceedings are threatened or contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 23, 1998, Menley & James stockholders held a special meeting to consider whether to adopt and approve the agreement with Numark. Of the 6,163,520 common shares outstanding, 4,575,146 shares were present at the meeting. The stockholders voted to adopt and approve the Agreement as follows:
4,529,306 shares in favor; 43,415 shares against; and 2,425 shares abstaining.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Our common shares are traded under the symbol "MENJ." From January 21, 1992 until November 10, 1994, our common shares were traded on the Nasdaq National Market System. As a result of our aggregate market value, trading with respect to our common shares moved to the Nasdaq SmallCap Market on November 11, 1994. The following table shows the quarterly high and low closing bids for our common shares on the Nasdaq SmallCap Market. Prices represent quotations between dealers without adjustment for retail markups, markdowns and commissions and may not necessarily represent actual transactions.


Quarter ended                                   High            Low
-------------                                   ----            ---
March 31, 1997............................   $ 1 9/16       $ 1 5/32
June 30, 1997.............................     1 3/8          1 1/4
September 30, 1997........................     1 29/32        1 5/16
December 31, 1997.........................     1 3/4          1 3/16
March 31, 1998............................     1 7/16         1 3/16
June 30, 1998.............................     1 17/32        1 5/16
September 30, 1998........................     2 1/4          1 1/2
December 31, 1998.........................     2 9/32         1 13/32

         On March 19, 1999, the last reported closing price of our common shares on the Nasdaq SmallCap Market was $2 5/32 per share. As of March 19, 1999, there were approximately 69 holders of record of our common shares.

         We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Any future determinations to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of any future business combination with a new operating business, capital requirements and such other factors as the Board of Directors deems relevant.

Item 6. Selected Consolidated Financial Data.

         The following table sets forth our consolidated financial data for each of the years ended December 31, 1994 through 1998, which have been derived from Menley & James' audited consolidated financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto appearing elsewhere in this report.


                         SELECTED FINANCIAL INFORMATION
                      (In thousands, except per share data)

                                                                   Year Ended December 31,
                                                 -----------------------------------------------------------
                                                    1994         1995         1996       1997         1998
Consolidated Income Data:
Net sales....................................    $ 18,843      $14,395      $14,297     $14,446      $11,554
Cost of goods sold...........................       8,840        7,101        6,850       6,894        5,581
                                                 --------      -------      -------     -------      -------
Gross profit.................................      10,003        7,294        7,447       7,552        5,973
Selling, general and administrative
 expenses....................................       7,595        4,914        5,463       6,079        5,646
Gain on sale of brand........................         619           --           --          --           --
Valuation adjustment.........................      12,845           --           --          --           --
Depreciation and amortization................       1,818        1,569        1,536       1,367        1,245
                                                 --------      -------      -------     -------      -------
Income (loss) from operations................     (11,636)         811          448         106         (918)
Loss on disposal.............................          --           --           --          --        5,696
Interest (expense) income....................        (588)        (237)         (70)         73          197
                                                 --------      -------      -------     -------      -------
Income (loss) before income taxes ...........     (12,224)         574          378         179       (6,417)
Provision for income taxes...................         657          455          416         426          698
                                                 --------      -------      -------     -------      -------
Net income (loss) applicable to common
 shares......................................    $(12,881)     $   119      $   (38)    $  (247)     $(7,115)
                                                 ========      =======      =======     =======      =======


Per share of common stock(1):
Basic income (loss) per share................    $  (2.10)     $  0.02      $ (0.01)    $ (0.04)     $ (1.15)
                                                 ========      =======      =======     =======      =======

Weighted average common shares
  outstanding................................       6,148        6,148        6,148       6,151        6,163
                                                 ========      =======      =======     =======      =======

                                                                       At December 31,
                                                 -----------------------------------------------------------
Consolidated Balance Sheet Data:
Working capital..............................    $  7,022      $ 6,697      $ 7,086     $ 8,372      $13,972
Total assets.................................      27,473       24,755       23,527      22,453       14,257
Long-term debt (excluding current portion)          3,100        1,005           36          --           --
Stockholders' equity.........................      21,086       21,205       21,167      20,930       13,972

(1) Amounts presented assuming dilution would remain the same.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Menley & James commenced operations on May 29, 1990 with the acquisition from SmithKline Beecham of the trademarks, product formulations and production methodologies, packaging artwork and related inventories for thirty-two over-the-counter pharmaceutical and toiletry products.

         Effective November 23, 1998, we sold substantially all of our assets and assigned substantially all of our liabilities to Numark for a purchase price of $13,430,000. The sale resulted in a loss to us totaling approximately $6.4 million, which is comprised of pretax charges of $1.6 million for severance and transaction-related costs, and a $4.1 million write-down to their net realizable value of all assets sold and a provision for a valuation allowance for previously recorded deferred tax assets totaling $0.7 million.

Results of Operations

         As a result of the sale, the statements in this section may not be meaningful in assessing the financial condition of Menley & James. Investors should read the section entitled "Factors Which May Impact Results" for a discussion concerning risks facing Menley & James' future business.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales for the year ended December 31, 1998 were $11.6 million compared to $14.4 million for the year ended December 31, 1997. The sales decrease reflects approximately five weeks less of operations in 1998. Also, net sales for the 1998 period reflect the continued erosion of a specific group of our brands due to trade destocking and competitive pressure. Increased sales from products we had marketed under agreements with three pharmaceutical firms and sales from our other brands have largely offset the net sales decline of this specific group of products.

         Cost of goods sold for the year ended December 31, 1998 was $5.6 million, or 48% of net sales, which, as a percentage of net sales, is comparable to the year ended December 31, 1997 cost of goods sold of 48% of net sales.

         Selling, general and administrative expenses were $5.7 million for the year ended December 31, 1998, compared to $6.1 million for the prior year. The decrease of $433 thousand is primarily the result of the fact that we completed the sale of our operating business effective November 23, 1998.

         A pretax loss of $5.7 million on the sale of our assets has been recorded in our financial statements for the year ended December 31, 1998, which is comprised of pretax charges of $1.6 million for severance and transaction-related costs, and a $4.1 million write-down to their net realizable value of assets which were sold.

         At December 31, 1998, we had a net operating loss carryforward for federal income tax purposes of approximately $5.6 million which will expire in the years 2005 through 2008 and a capital loss carryforward of approximately $24.1 million. We recognized $698 thousand in tax expense, mostly noncash, for the year ended December 31, 1998 which primarily represents a provision for a valuation allowance against previously recorded net deferred tax assets. As of December 31, 1998, we have recorded valuation allowances for any deferred tax assets in our consolidated balance sheet as their realization is not assured.


         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales for the year ended December 31, 1997 were $14.4 million compared to $14.3 million for the comparable period of 1996. Sales for 1997 benefitted from our sales and marketing agreements entered into during 1996. These agreements include Humibid Guaifenesin Plus, a nonprescription formulation of the Rx drug, Humibid; Derifil, an internal deodorant; and Capsaicin, a generic version of Zostrix(R) cream. Net sales for these brands totaled $1.7 million, an increase of $762 thousand over the year ended December 31, 1996. Net sales of our remaining brands decreased $612 thousand compared to 1996. The decline in sales is due to continued competition and trade destocking pressures.

         Cost of goods sold for the year 1997 was $6.9 million, or 48% of net sales, which is comparable to the 1996 cost of goods sold of $6.9 million, or 48% of net sales in 1996.

         Selling, general and administrative expenses were $6.1 million, or 42% of net sales for the year ended December 31, 1997, as compared to $5.5 million or 38% for the prior year. The $616 thousand increase in expense is primarily a result of an increase in Benzedrex advertising costs along with marketing costs associated with the products under the our sales and marketing agreements. Our sales force, and our network of independent brokers, work directly with the major retail customers to focus marketing support behind individual Menley & James products at the retail store level.

         At December 31, 1997, we had a net operating loss carryforward for federal income tax purposes of approximately $5.7 million which may be used to offset future taxable income. These net operating loss carryforwards will expire during the years 2005 through 2008. We recognized $426 thousand in tax expense, mostly noncash, for the year ended December 31, 1997. The effective tax rate exceeded the statutory federal tax rate primarily as a result of the amortization of product lines and trade names, which is not deductible for tax purposes. We had net deferred tax assets of $692 thousand in our consolidated balance sheet as of December 31, 1997, which is primarily made up of two items, net operating loss carryforwards and future deductible expenses.

Impact of Inflation

         We believe that, to date, inflation has not had a significant impact on our operations.

Liquidity and Capital Resources

         At December 31, 1998, we had working capital of $14 million. Working capital was primarily provided by the net proceeds from the sale of assets to Numark. We have no bank debt outstanding at December 31, 1998.

         At the present time, we have minimal cash requirements and operating activities. Our strategic focus in the year ahead is to effect a business combination with a new operating business which Menley & James believes has potential to increase stockholder value. It is anticipated that Menley & James would use cash, equity, debt or a combination of these to achieve a business combination. We may borrow funds to increase the amount of capital available for a business combination or otherwise finance the operation of the new operating business. Cash of $13.4 million is invested in short-term highly liquid funds.

Impact of Year 2000

         We are currently not engaged in any substantial business operations, and management, therefore, does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on our operations. However, the possibility exists that we may merge with or acquire a business that will be negatively affected by the "Year 2000" problem. The effect of such issues on us in the future can not be predicted with any accuracy until such time as we identify a merger or acquisition target.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.

Item 8. Financial Statements and Supplementary Data.


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Menley & James, Inc.

         We have audited the accompanying consolidated balance sheets of Menley & James, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Menley & James, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                    /s/ Ernst & Young LLP
                                                    -------------------------
                                                    ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 11, 1999

                              MENLEY & JAMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      December 31,
                                                                                ----------------------
                                                                                  1997           1998
                                                                                  ----           ----
                                    ASSETS

Current assets:
    Cash and cash equivalents ............................................      $  2,879       $ 14,062
    Accounts receivable, net of allowances of $464 in 1997 ...............         2,474             --
    Inventory ............................................................         2,844             --
    Prepaid expenses .....................................................         1,006            195
    Deferred tax asset ...................................................           692             --
                                                                                --------       --------
    Total current assets .................................................         9,895         14,257
Property and equipment, net ..............................................         1,435             --
Product lines, trade names and packaging designs, net ....................        11,123             --
                                                                                --------       --------
    Total assets .........................................................      $ 22,453       $ 14,257
                                                                                ========       ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................................      $    840       $     16
    Accrued expenses .....................................................           647            269
    Current maturities of long-term debt .................................            36             --
                                                                                --------       --------
    Total current liabilities ............................................         1,523            285
Preferred stock, $1 par value, authorized 5,000,000 shares,
    none issued and outstanding ..........................................            --             --
Stockholders' equity:
    Common stock, $.01 par value, authorized 15,000,000 shares, issued and
       outstanding was 6,163,520 shares in 1997 and 1998 .................            62             62
    Additional paid-in capital ...........................................        45,463         45,620
    Accumulated deficit ..................................................       (24,595)       (31,710)
                                                                                --------       --------
Total stockholders' equity ...............................................        20,930         13,972
                                                                                --------       --------
    Total liabilities and stockholders' equity ...........................      $ 22,453       $ 14,257
                                                                                ========       ========








                             See accompanying notes.

                              MENLEY & JAMES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                         Year Ended December 31,
                                                  ---------------------------------------
                                                    1996           1997          1998
                                                    ----           ----          ----
Net sales ..................................      $ 14,297       $ 14,446       $ 11,554
Cost of goods sold .........................         6,850          6,894          5,581
                                                  --------       --------       --------
Gross profit ...............................         7,447          7,552          5,973
Selling, general and administrative expenses         5,463          6,079          5,646
Depreciation and amortization ..............         1,536          1,367          1,245
                                                  --------       --------       --------
Income (loss) from operations ..............           448            106           (918)
Loss on disposal ...........................            --             --          5,696
Interest (expense) income ..................           (70)            73            197
                                                  --------       --------       --------
Income (loss) before income taxes ..........           378            179         (6,417)
Provision for income taxes .................           416            426            698
                                                  --------       --------       --------
Net loss ...................................      $    (38)      $   (247)      $ (7,115)
                                                  ========       ========       ========

Basic loss per share .......................      $ ( 0.01)      $  (0.04)      $  (1.15)
                                                  ========       ========       ========

Diluted loss per share .....................      $  (0.01)      $  (0.04)      $  (1.15)
                                                  ========       ========       ========

Weighted average number of common shares
  outstanding - basic ......................         6,148          6,151          6,163
                                                  ========       ========       ========

Weighted average number of common shares
  outstanding - diluted ....................         6,148          6,151          6,163
                                                  ========       ========       ========














                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                   Additional                          Total
                                                  Common            Paid-in           Accumulated   Stockholders'
                                                  Stock             Capital             Deficit        Equity
                                                ---------         ----------          ----------     ---------
Balance, December 31, 1995                      $      61         $   45,454          $  (24,310)    $  21,205
    Net loss..............................                                                   (38)          (38)
                                                ---------         ----------          ----------     ---------
Balance, December 31, 1996                             61             45,454            (24,348)        21,167
    Net loss..............................                                                 (247)          (247)
    Exercise of stock options ............              1                  9                                10
                                                ---------         ----------          ----------     ---------
Balance, December 31, 1997                             62             45,463            (24,595)        20,930
    Net loss..............................                                               (7,115)        (7,115)
    Employee stock options ...............                                                   157           157
                                                ---------         ----------          ----------     ---------
Balance, December 31, 1998 ...............      $      62         $   45,620          $  (31,710)    $  13,972
                                                =========         ==========          ==========     =========




                             See accompanying notes.

                              MENLEY & JAMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Year Ended December 31,
                                                                 ---------------------------------------------
                                                                     1996               1997           1998
                                                                     ----               ----           ----
Cash flows from operating activities:
   Net loss ...............................................      $    (38)           $   (247)      $ (7,115)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
        Loss on disposal ..................................            --                  --          5,696
        Depreciation and amortization .....................         1,536               1,367          1,245
        Compensation expense ..............................            --                  --            157
        Amortization of deferred financing costs ..........            38                  28             --
        Deferred income taxes .............................           427                 373            692
        Changes in operating assets and liabilities:
          Accounts receivable .............................           412                 247            300
          Inventory .......................................           423                 558           (775)
          Prepaid expenses ................................           (77)               (428)           657
          Accounts payable ................................           294                (269)          (565)
          Accrued expenses ................................           (32)                106         (1,236)
                                                                 --------            --------       --------

     Net cash provided by (used in) operating activities ..         2,983               1,735           (944)

Cash flows provided by (used in) investing activities:
        Proceeds from Sale, net of cash sold ..............            --                  --         12,344
        Property purchases, net of capital lease obligation          (314)               (397)          (181)
                                                                 --------            --------       --------
        Net cash provided by (used in) investing activities          (314)             12,163

Cash flows provided by (used in) financing activities:
        Proceeds from issuance of common stock, net .......            --                  10             --
        Repayment of borrowings ...........................        (1,452)               (674)           (36)
                                                                 --------            --------       --------
        Net cash provided by (used in) financing activities        (1,452)               (664)           (36)

Net increase in cash ......................................         1,217                 674         11,183
Cash and cash equivalents, beginning of year ..............           988               2,205          2,879
                                                                 --------            --------       --------
Cash and cash equivalents, end of year ....................      $  2,205            $  2,879       $ 14,062
                                                                 ========            ========       ========


                             See accompanying notes.

                              MENLEY & JAMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

         Menley & James, Inc. ("the Company") and its wholly owned subsidiary, Menley & James Laboratories, Inc. were incorporated in Delaware in 1990. Prior to November 23, 1998, the Company, through Menley & James Laboratories, Inc., marketed and distributed a portfolio of over-the-counter pharmaceutical and toiletries products to drugstores, supermarkets, and other mass merchandisers throughout the United States. Effective November 23, 1998, the Company sold substantially all of its assets and assigned substantially all of its liabilities to Numark Laboratories, Inc. for a purchase price of $13,430,000 (the "Sale").

         The Sale resulted in a loss to the Company totaling approximately $6.4 million, which is comprised of pretax charges of $1.6 million for severance and transaction-related costs and a $4.1 million write-down to their net realizable value of all assets sold and a provision for a valuation allowance for previously recorded deferred tax assets totaling $0.7 million.

         At December 31, 1998, the Company had no operating business.

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

Cash Equivalents
         Cash equivalents consist of highly liquid temporary cash investments with original maturities of less than three months when purchased which are valued at cost plus accrued interest, which approximate market value.

Inventories
         Inventories at December 31, 1997 are stated at the lower of cost or market by the first-in, first-out method.

Product Lines, Trade Names and Packaging Designs
         Substantially all of the product lines and trade names were recorded at the time of the acquisition in 1990 and allocated among the brands based on valuations performed at that time.

         Packaging designs were being amortized over five years. Product lines and trade names were being amortized over fourteen years. Accumulated amortization at December 31, 1997 was $9.8 million. Amortization expense relating to product lines, trade names and packaging designs was $1.2 million, $1.1 million and $965 thousand for the years 1996, 1997 and 1998, respectively.

                              MENLEY & JAMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 - Summary of Significant Accounting Policies (Continued)

Property and Equipment
         Property and equipment as of December 31, 1997 was carried at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation at December 31, 1997 was $1.9 million. Depreciation expense was $380,000, $280,000 and $275,000 for years 1996, 1997 and 1998, respectively.

Consumer Promotions
         The estimated redemption value of coupons was charged to marketing and promotion expense when the coupons were distributed to the consumer. The incremental product cost of "two-for-one" or "bonus pack" offers was charged to advertising and promotion expense as sales of the related product occurred.

Income Taxes
         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation.
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in pro forma net loss and loss per share that are not materially different from amounts reported.

Note 3 - Inventories

     Inventories at December 31, 1997 consist of the following (in thousands):

     Raw materials.............................         $ 1,095
     Work in process...........................             280
     Finished goods............................           1,469
                                                         ------
                                                        $ 2,844
                                                         ======
Note 4 - Long-Term Debt

         The Company leased computer equipment under a capital lease which was recorded at its fair market value. As of December 31, 1997, the Company had current obligations under a capital lease which totaled $36 thousand.
This lease was canceled by the Company during 1998.

         The Company had no long-term debt at December 31, 1997 or 1998.

         At December 31, 1997, there was no amount outstanding under the Company's revolving credit facility which was terminated on November 23, 1998, the date of the Sale.

         Interest payments for the years 1996, 1997 and 1998 were approximately $103,000, $5,000 and $0, respectively.

                              MENLEY & JAMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 - Income Taxes

         Significant components of the Company's deferred tax assets and liabilities at December 31, were as follows (in thousands):

                                                                         1996           1997          1998
                                                                         ----           ----          ----
  Deferred tax liabilities:
    Prepaid expenses and other .....................................  $    155       $    282       $     --
    Amortization of organizational costs and
      packaging designs ............................................       348            255             --
    Depreciation ...................................................       309            231             --
                                                                      --------       --------       --------
  Total deferred tax liabilities ...................................       812            768             --
                                                                      --------       --------       --------

  Deferred tax assets:
    Net operating loss carryforwards ...............................     2,768          2,317          1,993
    Capital loss carryforwards .....................................        --             --          9,162
    Promotional expenses ...........................................       174            157             --
    Nondeductible allowances and reserves ..........................       245            220             --
    Other ..........................................................        80             75             71
                                                                      --------       --------       --------
  Total deferred tax assets ........................................     3,267          2,769         11,226
  Valuation allowance for deferred tax assets ......................    (1,390)        (1,309)       (11,226)
                                                                      --------       --------       --------
  Deferred tax assets, net of valuation allowance ..................     1,877          1,460             --
                                                                      --------       --------       --------
  Net deferred tax assets ..........................................  $  1,065       $    692       $     --
                                                                      ========       ========       ========


          Significant components of the provision for income taxes are as follows (in thousands):

                                                                         1996           1997          1998
                                                                         ----           ----          ----
   Current:
      Federal ......................................................  $      9       $     25       $     --
      State ........................................................       (20)            28              6
                                                                      --------       --------       --------
  Total current ....................................................       (11)            53              6
  Deferred .........................................................       427            373            692
                                                                      --------       --------       --------
    Provision for income taxes .....................................  $    416       $    426       $    698
                                                                      ========       ========       ========

         The reconciliation between the Company's provision for income taxes and the U.S. federal statutory tax rates is (in thousands):

                                                                         1996           1997          1998
                                                                         ----           ----          ----
    Tax at U.S. statutory rates ....................................  $    129       $     61       $ (2,182)
    State taxes, net of federal tax benefit ........................        19             94             (1)
    Product lines and other amortization
      not deductible for tax .......................................       375            339            292
    Tax loss in excess of book loss on sale of business ............        --             --         (6,819)
    Change in federal valuation allowance ..........................        --            (81)         9,311
    Other ..........................................................      (107)            13             97
                                                                      --------       --------       --------
    Provision for income taxes .....................................  $    416       $    426       $    698
                                                                      ========       ========       ========

         The Company has approximately $5.6 million of tax return net operating loss carryforwards currently available on an unlimited basis to offset federal net taxable income and a $24.1 million capital loss carryforward.
These loss carryforwards expire in the years 2005 through 2008.

                              MENLEY & JAMES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 6 - Leases

         Rental expense for operating leases for the years 1996, 1997 and 1998 was $150,000, $158,000 and $151,000 respectively.

Note 7 - Common Stock and Stock Options

         In 1991, the Board of Directors adopted, and the stockholders approved, a stock option plan which authorized the grant of stock options with respect to 380,000 shares of the Company's common stock and granted options to purchase 289,180 shares of common stock at an exercise price of $7.89 per share. On February 1, 1996, 224,960 options were revalued reducing the exercise price from $7.89 per share to $1.25 per share, which reflected the share price at the close of business February 1, 1996. During 1996, options were granted to purchase 15,000 and 30,000 shares of common stock at exercise prices of $1.19 and $1.56, respectively. During 1997, options were granted to purchase 30,000 shares of common stock at an exercise price of $1.38 per share. Additionally, during 1997, options to purchase 15,000 shares of common stock were exercised at an exercise price of $0.69 per share and options to purchase 30,000 shares of common stock expired. During 1998, options were granted to purchase 30,000 shares of common stock at an exercise price of $1.50 per share and options to purchase 7,600 shares at $1.25 per share were forfeited. Additionally, pursuant to the Sale, the life of options to purchase 179,360 shares of common stock held by employees was extended such that they will remain exercisable for a period of one year after the termination of the employees. This change resulted in $156,940 of compensation expense which was recorded in the loss on the Sale. At December 31, 1998, 307,360 options are outstanding, vested and exercisable at prices ranging from $1.25 to $1.56 per share.

Note 8 - Commitments

         The Company had license and sales and marketing agreements to manufacture and/or market certain products. Under these agreements, the Company was required to pay royalties based upon various percentages of net sales and/or net profits. Additionally, pursuant to the above agreements, the Company was entitled to receive monies based on losses, if any, incurred during the year on certain of the products. Net sales of all products under agreements, for the years ended 1996, 1997 and 1998 were equal to 9.3%, 12.5% and 11.7%, respectively, of total net sales. Royalty expense, net, for the years 1996, 1997 and 1998 was $23,000, $578,000 and $615,000, respectively.


Note 9 - Supplemental Information

         Advertising expense for the years 1996, 1997 and 1998 was $613,000, $1.0 million and $713,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information concerning directors, appearing under the caption "Item 1. Election of Directors" in Menley & James' Proxy Statement (the "Proxy Statement") to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on May 19, 1999, and information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officer of Menley & James" in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.

Item 11.  Executive Compensation.

         The information concerning executive compensation contained in the section titled "Executive Compensation and Related Information" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information concerning security ownership of certain beneficial owners and management contained in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Item 13.  Certain Relationships and Related Transactions.

         The information concerning certain relationships and related transactions contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)       Exhibits

     (1) The following Consolidated Financial Statements of Menley & James, Inc. are included in Item 8 of this report:

               Consolidated Balance Sheets as of December 31, 1997 and 1998. Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998.

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

               Notes to Consolidated Financial Statements.

     (2) The following Consolidated Financial Statement Schedule of Menley & James, Inc. as required by Item 8 of Form 10-K and Item 14(d) of Form 10-K for the years ended December 31, 1996, 1997 and 1998 is filed as part of this report:

               Page      Schedule
               ----      --------

                25       Schedule II -- Valuation and Qualifying Accounts and
                         Reserves.

          All schedules other than the above have been omitted, because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto.

     (3) Listing of Exhibits (An exhibit index immediately preceding the exhibits indicates the page number where each exhibit can be found; Menley & James will furnish, upon request, any exhibit listed herein upon the payment of a fee not to exceed reasonable expenses incurred by Menley & James in furnishing such exhibit):

               2.1 Asset Purchase Agreement dated as of August 21, 1998 by and among Menley & James, Inc., Menley & James Laboratories, Inc. and Numark Laboratories, Inc. ( Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 16, 1998. Commission File No. 000-19788).

               2.2 Amendment No. 1 to Asset Purchase Agreement dated as of October 13, 1998 by and among Menley & James, Inc., Menley & James Laboratories, Inc. and Numark Laboratories, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 16, 1998. Commission File No. 000-19788).

               2.3 Amendment No. 2 to Asset Purchase Agreement dated as of November 11, 1998 by and among Menley & James, Inc., Menley & James Laboratories, Inc. and Numark Laboratories, Inc. (Incorporated by reference to the Quarterly Report of Menley & James, Inc. on Form 10-Q filed November 16, 1998. Commission File No. 000-19788).

              *3.1 Restated Certificate of Incorporation of Menley & James, Inc., as amended on March 19, 1991.

              *3.2 By-Laws of Menley & James, Inc., amended as of November 26, 1991.

              *4.1  Specimen Stock Certificate for Common Stock $.01 par value.

             *10.2 1991 Stock Option Plan of Menley & James, Inc., as amended and restated by Amendment 1998-1 on September 9, 1998 (Incorporated by reference to the Quarterly Report of Menley & James, Inc. on Form 10-Q filed November 16, 1998. Commission File No. 000-19788).**

             *10.9 Form of Agreement, dated as of November 20, 1991, by and between Menley & James, Inc. and Warburg, Pincus Investors, L.P.

              10.22 Severance Agreement, dated as of September 24, 1998 between
                    Menley & James, Inc. and Greg L. Kearl (Incorporated by reference to the Quarterly Report of Menley & James, Inc. on Form 10-Q filed November 16, 1998. Commission File No. 000-19788).**

              10.23 Severance Agreement, dated as of October 15, 1995, between
                    Menley & James, Inc. and Lawrence D. White. (Incorporated by reference to the Annual Report of Menley & James, Inc. on Form 10-K filed March 27, 1996. Commission File No. 000-19788).**

              10.26 Letter, dated as of February 13, 1996, repricing outstanding stock options under the Company's 1991 Stock Option Plan. (Incorporated by reference to the Annual Report of Menley & James, Inc. on Form 10-K filed March 27, 1996. Commission File No. 000- 19788).**

              10.27 Form of Director Stock Option Agreement. (Incorporated by
                    reference to the Annual Report of Menley & James, Inc. on Form 10-K filed March 28, 1997. Commission File No. 000-19788).**

              10.29 Stockholders' Agreement dated as of August 21, 1998 by an among Warburg, Pincus Investors, L.P., Lawrence D. White and Numark Laboratories, Inc. (Incorporated by reference to the Quarterly Report of Menley & James, Inc. on Form 10-Q filed November 16, 1998. Commission No. 000-19788).

             *22.1  List of Subsidiaries.

              27.1 Financial Data Schedule for the year ended December 31, 1998, submitted electronically to the Securities and Exchange Commission.

          * Filed as an exhibit to the Registration Statement on Form S-1, Registration No. 33-44260, declared effective by the Securities and Exchange Commission on January 17, 1992, which is incorporated by reference herein.

          **Management contract or compensatory benefit plan or arrangement.

      (b) Report filed on Form 8-K during the last quarter of 1998:

          On December 3, 1998, Menley & James, Inc. filed a Current Report on Form 8-K regarding the consummation of the sale and assignment of substantially all of the assets of Menley and James on November 23, 1998, pursuant to the Asset Purchase Agreement dated August 21, 1998, and related amendments by and among Menley & James, Inc., Menley & James Laboratories, Inc. and Numark Laboratories, Inc.

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

Date:  March 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                  Title                                      Date
         ---------                                  -----                                      ----
   /s/ Lawrence D. White             Director, Chairman of the Board,                     March 23, 1999
---------------------------          President and Chief Executive Officer
      (Lawrence D. White)            (Principal Executive Officer)



     /s/ Greg L. Kearl               Director, Secretary and Treasurer                    March 23, 1999
---------------------------
         (Greg L. Kearl)


     /s/ Peter J. Carr               Director                                             March 23, 1999
---------------------------
        (Peter J. Carr)


 /s/ James T. McMillan, II           Director                                             March 23, 1999
---------------------------
    (James T. McMillan, II)


    /s/ Bruce W. Simpson             Director                                             March 23, 1999
---------------------------
       (Bruce W. Simpson)


    /s/ James E. Thomas              Director                                             March 23, 1999
---------------------------
       (James E. Thomas)

                                                                     SCHEDULE II

                              MENLEY & JAMES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

         The Company's valuation accounts were as follows:

                                                            Balance at      Charged to                 Balance at
                                                             Beginning       Costs and                   End of
                                                             of Period       Expenses     Deductions     Period
                                                            ----------      ----------    ----------   ----------
For the year ended December 31, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts....................      $  170            $ 50         $ 208         $ 12
    Reserve for cash discounts.........................          48             328           330           46
    Reserve for returns and allowances ................         435           1,938         1,907          466
    Reserve for inventory obsolescence ................           5             112           112            5
    Valuation allowance for deferred tax assets .......       1,390              --            --        1,390
                                                             ------          ------        ------       ------
      Totals...........................................      $2,048          $2,428        $2,557       $1,919
                                                             ======          ======        ======       ======

For the year ended December 31, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts....................        $ 12          $   38          $ 24       $   26
    Reserve for cash discounts.........................          46             331           329           48
    Reserve for returns and allowances ................         466           1,558         1,634          390
    Reserve for inventory obsolescence ................           5             257           201           61
    Valuation allowance for deferred tax assets .......       1,390              --            81        1,309
                                                             ------          ------        ------       ------
      Totals...........................................      $1,919          $2,184        $2,269       $1,834
                                                             ======          ======        ======       ======


For the year ended December 31, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts....................      $   26        $     --        $   26       $   --
    Reserve for cash discounts.........................          48             261           309           --
    Reserve for returns and allowances ................         390           1,168         1,558           --
    Reserve for inventory obsolescence ................          61              74           135           --
    Valuation allowance for deferred tax assets .......       1,309           9,917            --       11,226
                                                             ------         -------        ------      -------
     Totals............................................      $1,834         $11,420        $2,028      $11,226
                                                             ======         =======        ======      =======


         In 1996 and 1997, deductions from the allowance for doubtful accounts represent uncollectible accounts written off, net of recoveries. Deductions from the reserve for cash discounts represent discounts taken by customers during the periods. Deductions from the reserve for returns and allowances represent claims authorized during the periods. Deductions from the reserve for inventory obsolescence represent inventories written off. In 1998, deductions also include the write off of valuation allowances related to assets sold.