Form 10-Q
period 1999-03-31
MENLEY & JAMES INC
filed 1999-05-14
CIK 881462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the QUARTERLY PERIOD ENDED March 31, 1999


                        Commission file number: 000-19788


                              MENLEY & JAMES, INC.
             (Exact name of Registrant as specified in its charter)



               Delaware                            23-2621602
       (State of incorporation)       (I.R.S. Employer Identification No.)


                         125 Strafford Avenue, Suite 300
                            Wayne, Pennsylvania 19087
                     (Address of principal executive office)
                  Registrant's telephone number: (610) 975-4540



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

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 10, 1999, was 6,184,240.

                              MENLEY & JAMES, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                                                       Page No.
Item 1.     Financial Statements (unaudited).
Condensed Consolidated Balance Sheets
      March 31, 1999 and December 31, 1998.......................................................          3
Condensed Consolidated Statements of Operations - Three Months
      Ended March 31, 1999 and 1998..............................................................          4
Consolidated Statements of Stockholders' Equity
      March 31, 1999 and December 31, 1998.......................................................          5
Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1998 and 1999.................................................          6
Notes to Condensed Consolidated Financial Statements.............................................          7
Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...................................          7
Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................          8


                                            PART II - OTHER INFORMATION


Item 1.     Legal Proceedings....................................................................         9
Item 2.     Changes in Securities................................................................         9
Item 3.     Defaults Upon Senior Securities......................................................         9
Item 4.     Submission of Matters to a Vote of Security Holders..................................         9
Item 5.     Other Information....................................................................         9
Item 6.     Exhibits and Reports on Form 8-K.....................................................         9
Signature........................................................................................         9

                              MENLEY & JAMES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                March 31,           December 31,
                                                                                                  1999                  1998
                                                                                               (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents.......................................................              $  13,926            $  14,062
     Other current assets............................................................                    170                  195
                                                                                                   ---------            ---------
         Total current assets........................................................                 14,096               14,257
                                                                                                   ---------            ---------
         Total assets................................................................                 14,096               14,257
                                                                                                   =========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................              $      26            $      16
     Accrued expenses................................................................                     77                  269
                                                                                                   ---------            ---------
     Total current liabilities.......................................................                    103                  285
Preferred stock, $1 par value, authorized 5,000,000
     shares, none issued and outstanding.............................................
Stockholders' equity:
     Common stock, $.01 par value, authorized 15,000,000
         shares, issued and outstanding 6,169,040 shares in
         1999 and 6,163,270 in 1998..................................................                     62                   62
     Additional paid-in capital......................................................                 45,627               45,620
     Accumulated deficit.............................................................                (31,696)             (31,710)
                                                                                                   ---------            ---------
Total stockholders' equity...........................................................                 13,993               13,972
                                                                                                   ---------            ---------
     Total liabilities and stockholders' equity......................................              $  14,096            $  14,257
                                                                                                   =========            =========

                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)





                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              1999            1998
Net sales............................................................................      $               $  3,273
Cost of goods sold...................................................................                         1,530
                                                                                           ---------       --------
Gross profit.........................................................................                         1,743
Selling, general and administrative expenses.........................................            135          1,969
Depreciation and amortization........................................................                           331
                                                                                           ---------       --------
Income (loss) from operations........................................................           (135)          (557)
Interest income......................................................................            149             39
                                                                                           ---------       --------
Income (loss) before income taxes....................................................             14           (518)
Provision (benefit) for income taxes.................................................                          (881)
                                                                                           ---------       --------
Net income...........................................................................      $      14       $    363
                                                                                           ==========      ========
Basic income per share...............................................................      $    0.00       $   0.06
                                                                                           =========       ========
Diluted income per share.............................................................      $    0.00       $   0.06
                                                                                           =========       ========
Weighted average number of common shares
   outstanding - basic...............................................................          6,165          6,163
                                                                                           =========       ========
Weighted average number of common shares
   outstanding - diluted.............................................................          6,301          6,183
                                                                                           =========       ========

                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                                Additional                                  Total
                                                Common            Paid-in           Accumulated         Stockholders'
                                                 Stock            Capital             Deficit              Equity
                                                 -----            -------             -------              ------
Balance, December 31, 1998................      $      62         $  45,620        $  (31,710)           $   13,972
   Net income.............................                                                 14                    14
   Exercise of stock options..............                                7                                       7
                                                ---------         ---------        ----------            ----------
Balance, March 31, 1999...................      $      62         $  45,627        $  (31,696)           $   13,993
                                                =========         =========        ==========            ==========





                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            1999             1998
                                                                                                         <C.
Cash flows from operating activities:
   Net income.......................................................................        $     14     $    363
   Adjustments to reconcile net income to net
       cash (used) provided by operating activities:
          Depreciation and amortization.............................................                          331
          Allowance for accounts receivable.........................................                          (12)
          Amortization of deferred financing costs..................................
          Deferred income taxes (benefit)...........................................                         (881)
          Changes in operating assets and liabilities:
             Accounts receivable....................................................                          871
             Inventory..............................................................                         (219)
             Prepaid expenses.......................................................              25          558
             Accounts payable.......................................................              10          (82)
             Accrued expenses.......................................................            (192)        (175)
                                                                                            --------     --------
Net cash (used) provided by operating activities....................................            (143)         784
Cash flows used in investing activities:
   Other, principally property purchases, net.......................................                          (32)
Cash flows used in financing activities:
   Repayment of borrowings..........................................................                           (3)
   Proceeds from issuance of common stock...........................................               7
                                                                                            --------     --------
Net increase (decrease) in cash.....................................................            (136)         749
Cash and cash equivalents, beginning of period......................................          14,062        2,879
                                                                                            --------     --------
Cash and cash equivalents, end of period............................................        $ 13,926     $  3,628
                                                                                            ========     ========


                             See accompanying notes.

                              MENLEY & JAMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE A - INCOME TAXES

       The effective tax rate used is based on the estimated effective tax rate for the full year and is less than the statutory federal tax rate primarily as a result of the use of net operating loss carryforwards.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Menley & James commenced operation on May 29, 1990 with the acquisition from SmithKline Beecham of the trademarks, product formulations and production methodologies, packaging artwork and related inventories for thirty-two over-the-counter pharmaceutical and toiletry products.

         Effective November 23, 1998, we sold substantially all of our assets and assigned substantially all of our liabilities to Numark for a purchase price of $13,430,000.

Results of Operations

         Consummation of the sale terminated Menley & James' production and marketing operations. We presently have no operating business. Since the sale, we have been seeking to effect a business combination, outside of the over-the-counter pharmaceutical and toiletry business, with an operating business in an effort to maximize stockholder value.

         Selling, general and administrative expenses for the quarter ending March 31, 1999, were $135 thousand compared to $2.0 million for the prior year first quarter. The decrease is the result of the fact that we completed the sale of our operating business effective November 23.

         Interest income of $149 thousand for the quarter ending March 31, 1999 results from the investment in short-term highly liquid funds.

         At December 31, 1998, we had a net operating loss carryforward for federal income tax purposes of approximately $5.6 million which will expire in the years 2005 through 2008 and a capital loss carryforward of approximately $24.1 million.

Impact of Inflation

         We believe that, to date, inflation has not had a significant impact on our operations.

Liquidity and Capital Resources

         At March 31, 1998, we had working capital of $14 million. Working capital was primarily provided by the net proceeds from the sale of assets to Numark.

         At the present time, we have minimal cash requirements and operating activities. Our strategic focus is to effect a business combination with a new operating business which Menley & James believes has potential to increase stockholder value. It is anticipated that Menley & James would use cash, equity, debt or a combination of these to achieve a business combination. We may borrow funds to increase the amount of capital available for a business combination or otherwise finance the operation of the new operating business. Cash of $13.64 million is invested in short-term highly liquid funds.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings                                                None
Item 2.    Changes in Securities                                            None
Item 3.    Defaults Upon Senior Securities                                  None
Item 4.    Submission of Matters to a Vote of Security Holders              None
Item 5.    Other Information                                                None
Item 6.    Exhibits and Reports on Form 8-K
           a.   Exhibits                                                    None
           b.   Reports on Form 8-K
                The registrant was not required to file any current reports on Form 8-K during the three months ended March 31, 1999.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MENLEY & JAMES, INC.



Date:  May 12, 1999                        /s/ Lawrence D. White
                                           -------------------------------------
                                           Lawrence D. White
                                           President and Chief Executive Officer

Exhibit Index

Exhibit No.       Description

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.