Form 10-Q
period 1999-06-30
MENLEY & JAMES INC
filed 1999-08-03
CIK 881462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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






         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of July 30, 1999, was 6,248,080.

                              MENLEY & JAMES, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                       Page No.
Item 1.     Financial Statements (unaudited).
Condensed Consolidated Balance Sheets
      June 30, 1999 and December 31, 1998........................................................          3
Condensed Consolidated Statements of Operations - Three and Six Months
      Ended June 30, 1999 and 1998...............................................................          4
Consolidated Statements of Stockholders' Equity
      June 30, 1999 and December 31, 1998........................................................          5
Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1999 and 1998....................................................          6
Notes to Condensed Consolidated Financial Statements.............................................          7
Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...................................          7
Item 3.     Quantitative and Qualitative Disclosures About Market Risk...........................          8


                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings....................................................................         9
Item 2.     Changes in Securities................................................................         9
Item 3.     Defaults Upon Senior Securities......................................................         9
Item 4.     Submission of Matters to a Vote of Security Holders..................................         9
Item 5.     Other Information....................................................................         9
Item 6.     Exhibits and Reports on Form 8-K.....................................................         9
Signature........................................................................................         9


                              MENLEY & JAMES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                             June 30,            December 31,
                                                                                               1999                  1998
                                                                                              ------                -----
                                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.......................................................         $  14,009            $  14,062
     Other current assets............................................................               151                  195
                                                                                              ---------            ---------
         Total current assets........................................................            14,160               14,257
                                                                                              ---------             --------
         Total assets................................................................            14,160               14,257
                                                                                              =========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................         $      21            $      16
     Accrued expenses................................................................                61                  269
                                                                                              ---------             --------
     Total current liabilities.......................................................                82                  285
Preferred stock, $1 par value, authorized 5,000,000
     shares, none issued and outstanding.............................................
Stockholders' equity:
     Common stock, $.01 par value, authorized 15,000,000
         shares, issued and outstanding 6,222,680 shares in
         1999 and 6,163,520 in 1998..................................................                63                   62
     Additional paid-in capital......................................................            45,693               45,620
     Accumulated deficit.............................................................           (31,678)             (31,710)
                                                                                              ---------            ---------
Total stockholders' equity...........................................................            14,078               13,972
                                                                                              ---------            ---------
     Total liabilities and stockholders' equity......................................         $  14,160            $  14,257
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

                              MENLEY & JAMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                                    Three Months                         Six Months
                                                                       Ended                               Ended
                                                                      June 30,                            June 30,
                                                               ------------------------          ------------------------
                                                                1999            1998                1999           1998
                                                                ----            ----                ----           ----
Net sales.................................................     $               $   3,649         $               $  6,922
Cost of goods sold........................................                         1,688                            3,218
                                                               --------        ---------         --------        --------
Gross profit..............................................                         1,961                            3,704
Selling, general and administrative expenses..............          130            1,551              265           3,520
Depreciation and amortization.............................                           336                              667
                                                               --------        ---------         --------        --------
Income (loss) from operations.............................         (130)              74             (265)           (483)
Interest income...........................................          149               41              298              80
                                                               --------        ---------         --------        --------
Income (loss) before income taxes.........................           19              115               33            (403)
Provision (benefit) for income taxes......................                           296                             (585)
                                                               --------        ---------         --------        --------
Net income................................................           19        $    (181)         $    33        $    182
                                                               ========        =========         ========        ========
Basic income per share....................................     $   0.00        $   (0.03)          $ 0.00        $   0.03
                                                               ========        =========         ========        ========
Diluted income per share..................................     $   0.00        $   (0.03)          $ 0.00        $   0.03
                                                               ========        =========         ========        ========
Weighted average number of common shares
   outstanding - basic....................................        6,188            6,163            6,176           6,163
                                                               ========        =========         ========        ========
Weighted average number of common shares
   outstanding - diluted..................................        6,304            6,197            6,285           6,190
                                                               ========        =========         ========        ========










                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)




                                                                Additional                                  Total
                                                Common            Paid-in           Accumulated         Stockholders'
                                                 Stock            Capital             Deficit              Equity
                                               ------------     --------------      -------------       -------------
Balance, December 31, 1998................     $         62       $    45,620        $   (31,710)        $   13,972
   Net income.............................                                                     33                33
   Exercise of stock options..............                1                72                                    73
                                               ------------       -----------        ------------        ----------
Balance, June 30, 1999....................     $         63       $    45,692        $   (31,677)        $   14,078
                                               ============       ===========        ============        ==========









                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                        ------------------------
                                                                                          1999            1998
                                                                                          ----            ----
Cash flows from operating activities:
   Net income.......................................................................    $     33        $    182
   Adjustments to reconcile net income to net
       cash (used) provided by operating activities:
          Depreciation and amortization.............................................                         667
          Allowance for accounts receivable.........................................                          (6)
          Amortization of deferred financing costs..................................
          Deferred income taxes (benefit)...........................................                        (585)
          Changes in operating assets and liabilities:
             Accounts receivable....................................................                         263
             Inventory..............................................................                        (326)
             Prepaid expenses.......................................................           44            503
             Accounts payable.......................................................            5            199
             Accrued expenses.......................................................         (208)           (17)
                                                                                        ---------      ---------
Net cash (used) provided by operating activities....................................         (126)           880
Cash flows used in investing activities:
   Other, principally property purchases, net.......................................                        (127)
Cash flows used in financing activities:
   Repayment of borrowings..........................................................                          (7)
   Proceeds from issuance of common stock...........................................           73
                                                                                        ---------      ---------
Net increase (decrease) in cash.....................................................          (53)           746
Cash and cash equivalents, beginning of period......................................       14,062          2,879
                                                                                        ---------      ---------
Cash and cash equivalents, end of period............................................    $  14,009      $   3,625
                                                                                        =========      =========






                             See accompanying notes.

                              MENLEY & JAMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


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

         Effective November 23, 1998, we sold substantially all of our assets and assigned substantially all of our liabilities to Numark Laboratories, Inc. for a purchase price of $13,430,000.


Results of Operations

         Consummation of the sale terminated Menley & James' production and marketing operations. We presently have no operating business. Since the sale, we have been seeking to effect a business combination, outside of the over-the-counter pharmaceutical and toiletry business, with an operating business in an effort to maximize stockholder value.

         Selling, general and administrative expenses for the three and six month periods ending June 30, 1999, were $130 thousand and $265 thousand compared to $1.6 million and $3.5 million for the respective 1998 periods. The decrease is the result of the fact that we completed the sale of our operating business effective November 23, 1998.

         Interest income of $149 thousand and $298 thousand, respectively, for the quarter and six months ending June 30, 1999, result from the investment in short-term highly liquid funds.

         At December 31, 1998, we had a net operating loss carryforward for federal income tax purposes of approximately $5.6 million which will expire in the years 2005 through 2008 and a capital loss carryforward of approximately $24.1 million.

Impact of Inflation

         We believe that, to date, inflation has not had a significant impact on our operations.

Liquidity and Capital Resources

         At June 30, 1999, we had working capital of $14.1 million. Working capital was primarily provided by the net proceeds from the sale of assets to Numark.

         At the present time, we have minimal cash requirements and operating activities. Our strategic focus is to effect a business combination with a new operating business which Menley & James believes has potential to increase stockholder value. It is anticipated that Menley & James would use cash, equity, debt or a combination of these to achieve a business combination. We may borrow funds to increase the amount of capital available for a business combination or otherwise finance the operation of the new operating business. Cash of $13.79 million is invested in short-term highly liquid funds.

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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings                                                                     None
Item 2.    Changes in Securities                                                                 None
Item 3.    Defaults Upon Senior Securities                                                       None
Item 4.    Submission of Matters to a Vote of Security Holders
           At the Company's Annual Meeting of Stockholders held May 19, 1999, the stockholders of the Company elected six directors of the Company and ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1999. Messrs.
           Carr, Kearl, McMillian, Simpson, Thomas and White were elected to serve as directors at the meeting. The voting results were as follows: 5,987,945 shares were in favor of Mr. Carr and 6,775 shares withheld; 5,986,921 shares were in favor of Mr. Kearl and 7,799 shares withheld: 5,987,945 shares were in favor of Mr. McMillian and
           6,775 shares withheld; 5,987,745 shares were in favor of Mr. Simpson and 6,975 shares withheld; 5,987,945 shares were in favor of Mr.
           Thomas and 6,775 shares withheld; 5,984,421 shares were in favor of
           Mr. White and 10,299 shares withheld. The vote ratifying the appointment of Ernst & Young, LLP as independent auditors was
           5,986,795 shares for, 4,625 shares against and 3,300 shares withheld.
Item 5.    Other Information                                                                     None
Item 6.    Exhibits and Reports on Form 8-K
           a.   Exhibits                                                                         None
           b.   Reports on Form 8-K
                The registrant was not required to file any current reports on
                Form 8-K during the three months ended June 30, 1999.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MENLEY & JAMES, INC.



Date:  August 3, 1999                     /s/  Lawrence D. White
                                          -------------------------------------
                                          Lawrence D. White
                                          President and Chief Executive Officer

Exhibit Index

Exhibit No.       Description

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.