Form 10-Q
period 1999-09-30
MENLEY & JAMES INC
filed 1999-11-09
CIK 881462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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
                  Registrant's telephone number: (610) 975-4540






         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----   -----

         The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of October 28, 1999, was 6,266,320.

                              MENLEY & JAMES, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                       Page No.
Item 1.     Financial Statements (unaudited).

Condensed Consolidated Balance Sheets
      September 30, 1999 and December 31, 1998..........................  3

Condensed Consolidated Statements of Operations - Three and Nine Months
      Ended September 30, 1999 and 1998.................................  4

Consolidated Statements of Stockholders' Equity
      September 30, 1999 and December 31, 1998..........................  5

Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1999 and 1998.....................  6

Notes to Condensed Consolidated Financial Statements....................  7

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........  7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..  8


                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings........................................... 9

Item 2.     Changes in Securities....................................... 9

Item 3.     Defaults Upon Senior Securities............................. 9

Item 4.     Submission of Matters to a Vote of Security Holders......... 9

Item 5.     Other Information........................................... 9

Item 6.     Exhibits and Reports on Form 8-K............................ 9

Signature............................................................... 9

                              MENLEY & JAMES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     September 30,        December 31,
                                                                         1999                1998
                                                                        ------               -----
                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ....................................    $ 14,043             $ 14,062
     Other current assets .........................................         158                  195
                                                                       --------             --------
         Total current assets .....................................      14,201               14,257
                                                                       --------             --------
         Total assets .............................................    $ 14,201             $ 14,257
                                                                       ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable .............................................    $     24             $     16
     Accrued expenses .............................................          34                  269
                                                                       --------             --------
     Total current liabilities ....................................          58                  285
Preferred stock, $1 par value, authorized 5,000,000
     shares, none issued and outstanding
Stockholders' equity:
     Common stock, $.01 par value, authorized 15,000,000
         shares, issued and outstanding 6,263,280 shares in
         1999 and 6,163,520 in 1998 ...............................          63                   62
     Additional paid-in capital ...................................      45,744               45,620
     Accumulated deficit ..........................................     (31,664)             (31,710)
                                                                       --------             --------
Total stockholders' equity ........................................      14,143               13,972
                                                                       --------             --------
     Total liabilities and stockholders' equity ...................    $ 14,201             $ 14,257
                                                                       ========             ========

                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months                              Nine Months
                                                                   Ended                                     Ended
                                                                September 30,                             September 30,
                                                        -----------------------------             -----------------------------
                                                          1999                 1998                 1999                 1998
                                                          ----                 ----                 ----                 ----
Net sales ...........................................   $                    $  3,557             $                    $ 10,479
Cost of goods sold ..................................                           1,734                                     4,952
                                                        --------             --------             --------             --------
Gross profit ........................................                           1,823                                     5,527
Selling, general and administrative expenses                 144                1,292                  409                4,812
Depreciation and amortization .......................                             328                                       995
                                                        --------             --------             --------             --------
Income (loss) from operations .......................       (144)                 203                 (409)                (280)
Interest income .....................................        158                   42                  456                  122
Loss on sale ........................................                           6,632                                     6,632
                                                        --------             --------             --------             --------
Income (loss) before income taxes ...................         14               (6,387)                  47               (6,790)
Provision for income taxes ..........................                           1,283                                       698
                                                        --------             --------             --------             --------
Net income (loss) ...................................   $     14             $ (7,670)            $     47             $ (7,488)
                                                        ========             ========             ========             ========
Basic income (loss) per share .......................   $   0.00             $  (1.24)            $   0.01             $  (1.21)
                                                        ========             ========             ========             ========
Diluted income (loss) per share .....................   $   0.00             $  (1.24)            $   0.01             $  (1.21)
                                                        ========             ========             ========             ========
Weighted average number of common shares
   outstanding - basic ..............................      6,247                6,163                6,200                6,163
                                                        ========             ========             ========             ========
Weighted average number of common shares
   outstanding - diluted ............................      6,356                6,242                6,297                6,208
                                                        ========             ========             ========             ========

                             See accompanying notes.

                              MENLEY & JAMES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                           Additional                                 Total
                                         Common             Paid-in           Accumulated         Stockholders'
                                         Stock              Capital             Deficit              Equity
                                         -----              -------             -------              ------
Balance, December 31, 1998 ........     $     62            $ 45,620            $(31,710)            $ 13,972
   Net income .....................                                                   47                   47
   Exercise of stock options ......            1                 123                                      124
                                        --------            --------            --------             --------
Balance, September 30, 1999 .......     $     63            $ 45,743            $(31,663)            $ 14,143
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

                              MENLEY & JAMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Nine Months Ended
                                                                       September 30,
                                                                -------------------------
                                                                   1999            1998
                                                                   ----            ----
Cash flows from operating activities:
  Net income ...............................................    $       47     $   (7,488)
  Adjustments to reconcile net income to net
    cash (used) provided by operating activities:
      Depreciation and amortization ........................                          995
      Allowance for accounts receivable ....................                           13
      Amortization of deferred financing costs
      Deferred income taxes (benefit) ......................                          692
      Loss on sale .........................................                        6,632
      Changes in operating assets and liabilities:
        Accounts receivable ................................                         (287)
        Inventory ..........................................                         (215)
        Prepaid expenses ...................................            37            678
        Accounts payable ...................................             8            (78)
        Accrued expenses ...................................          (235)          (239)
                                                                ----------     ----------
Net cash (used) provided by operating activities ...........          (143)           703
Cash flows used in investing activities:
  Other, principally property purchases, net ...............                         (170)
Cash flows used in financing activities:
  Repayment of borrowings ..................................                          (36)
  Proceeds from issuance of common stock ...................           124
                                                                ----------     ----------
Net increase (decrease) in cash ............................           (19)           497
Cash and cash equivalents, beginning of period .............        14,062          2,879
                                                                ----------     ----------
Cash and cash equivalents, end of period ...................    $   14,043     $    3,376
                                                                ==========     ==========

                             See accompanying notes.

                              MENLEY & JAMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Results of Operations

         Consummation of the sale terminated Menley & James' production and marketing operations. We presently have no operating business. Since the sale, we have been seeking to effect a business combination, outside of the over-the-counter pharmaceutical and toiletry business, with an operating business in an effort to increase stockholder value.

         Selling, general and administrative expenses for the three and nine month periods ending September 30, 1999, were $144 thousand and $409 thousand compared to $1.3 million and $4.8 million for the respective 1998 periods. The decrease is the result of the fact that we completed the sale of our operating business effective November 23, 1998.

         Interest income of $158 thousand and $456 thousand, respectively, for the quarter and nine months ending September 30, 1999, result from the investment in short-term highly liquid funds.

         At December 31, 1998, we had a net operating loss carryforward for federal income tax purposes of approximately $5.6 million which will expire in the years 2005 through 2008 and a capital loss carryforward of approximately $24.1 million.

Impact of Inflation

         We believe that, to date, inflation has not had a significant impact on our operations.

Liquidity and Capital Resources

         At September 30, 1999, we had working capital of $14.1 million. Working capital was primarily provided by the net proceeds from the sale of assets to Numark.

         At the present time, we have minimal cash requirements and operating activities. Since the November 1998 divestiture of our operating assets, our strategic focus has been to effect a business combination with a new operating business which Menley & James believes has potential to increase stockholder value. It is anticipated that Menley & James would use cash, equity, debt or a combination of these to achieve a business combination. We may borrow funds to increase the amount of capital available for a business combination or otherwise finance the operation of the new operating business. Cash of $13.95 million is invested in short-term highly liquid funds. No assurance can be given that we will effect any such business combination or that, if one is effected, it will increase stockholder value.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings                                          None
Item 2.    Changes in Securities                                      None
Item 3.    Defaults Upon Senior Securities                            None
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information                                          None
Item 6.    Exhibits and Reports on Form 8-K
           a.   Exhibits                                              None
           b.   Reports on Form 8-K
                The registrant was not required to file any current reports on Form 8-K during the three months ended September 30, 1999.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MENLEY & JAMES, INC.



Date: November 5, 1999                /s/ Lawrence D. White
                                      -------------------------------------
                                      Lawrence D. White
                                      President and Chief Executive Officer

Exhibit Index

Exhibit No.       Description

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.